Form 10-Q
period 1996-04-30
PLAY BY PLAY TOYS & NOVELTIES INC
filed 1996-06-14
CIK 945276

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1996.


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________

                         Commission file number 0-26374

                       PLAY BY PLAY TOYS & NOVELTIES, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           Texas                                        74-2623760
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                                  4400 Tejasco
                          San Antonio, Texas 78218-0267
              (Address of principal executive offices and zip code)

                                 (210) 829-4666
               (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

     The aggregate number of the Registrant's shares outstanding on June 13, 1996 was 4,841,100 Common Stock, no par value.

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES

                                                         TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                                    PAGE
                                                                                  ----
    Item 1.  Financial Statements:

             Condensed Consolidated Balance Sheets as of July 31, 1995 and
               April 30, 1996 (Unaudited) ........................................   3

             Condensed Consolidated Statements of Operations (Unaudited) for the
               Three Months and Nine Months Ended April 30, 1995 and 1996 ........   4

             Condensed Consolidated Statements of Cash Flows (Unaudited) for the
               Nine Months Ended April 30, 1995 and 1996 .........................   5

             Notes to Condensed Consolidated Financial Statements (Unaudited) ....   6

    Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations .........................................   8

   PART II.  OTHER INFORMATION

    Item 4.  Submission of Matters to a Vote of Security Holders .................  14

    Item 6.  Exhibits and Reports on Form 8-K ....................................  14

  SIGNATURES .....................................................................  15

  PART I.  FINANCIAL INFORMATION
  ITEM 1.  FINANCIAL STATEMENTS

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                JULY 31, 1995    APRIL 30, 1996
                                                                -------------    --------------
                                                                                  (UNAUDITED)
  Current assets:
  Cash and cash equivalents ..................................   $ 15,569,051    $  2,195,409
  Short-term investments .....................................        973,168            --
  Accounts and note receivable, less allowance for doubtful
    accounts of $946,466 and $1,219,234 ......................      9,815,032      13,978,012
  Inventories ................................................     13,791,984      25,543,727
  Prepaid royalties ..........................................        139,311         936,371
  Other current assets .......................................        627,579         903,178
                                                                 ------------    ------------
     Total current assets ....................................     40,916,125      43,556,697
Property and equipment, net ..................................      4,277,439       5,744,819
Net assets of discontinued operations ........................      1,713,611            --
Other assets .................................................        177,947       1,067,440
                                                                 ------------    ------------
     Total assets ............................................   $ 47,085,122    $ 50,368,956
                                                                 ============    ============
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable to shareholder ...............................   $  2,500,000    $       --
  Current maturities of long-term debt and capital lease
    obligations ..............................................        315,161         165,998
  Accounts payable, trade ....................................      9,784,180       8,647,053
  Obligations under royalty agreements .......................        504,151         929,657
  Other accrued liabilities ..................................        292,041         845,226
  Income taxes payable .......................................        585,946       1,210,513
  Deferred income taxes payable ..............................        511,285         468,199
                                                                 ------------    ------------
     Total current liabilities ...............................     14,492,764      12,266,646
                                                                 ------------    ------------
Long-term liabilities:
  Long-term debt and capital leases, net of current maturities         61,009         109,189
  Deferred income tax payable ................................        166,748         231,893
                                                                 ------------    ------------
     Total long-term liabilities .............................        227,757         341,082
                                                                 ------------    ------------
     Total liabilities .......................................     14,720,521      12,607,728
                                                                 ------------    ------------
Commitments and contingencies
Shareholders' equity:
  Preferred stock - no par value; 10,000,000 shares
     authorized; no shares issued
  Common stock - no par value; 20,000,000 shares
     authorized; 4,565,700 and 4,841,100 shares issued .......          1,000           1,000
  Additional paid-in capital .................................     30,171,150      33,501,247
  Cumulative foreign currency translation adjustments ........        127,913        (380,345)
  Retained earnings ..........................................      2,114,538       4,639,326
                                                                 ------------    ------------
                                                                   32,414,601      37,761,228
  Less cost of stock in treasury - 24,600 shares .............        (50,000)           --
                                                                 ------------    ------------
     Total shareholders' equity ..............................     32,364,601      37,761,228
                                                                 ------------    ------------
     Total liabilities and shareholders' equity ..............   $ 47,085,122    $ 50,368,956
                                                                 ============    ============

         The accompanying notes are an integral part of these Condensed
                       Consolidated Financial Statements.

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                            THREE MONTHS ENDED               NINE MONTHS ENDED
                                                 APRIL 30,                       APRIL 30,
                                       ----------------------------    ----------------------------
                                           1995            1996            1995            1996
                                       ------------    ------------    ------------    ------------
Net sales ..........................   $ 11,776,738    $ 14,301,523    $ 31,087,714    $ 49,763,965
Cost of sales ......................      7,714,053       9,261,917      20,020,398      33,474,023
                                       ------------    ------------    ------------    ------------
Gross profit .......................      4,062,685       5,039,606      11,067,316      16,289,942
Selling, general and administrative
  expenses .........................      3,068,451       3,446,090       8,766,348      11,233,343
                                       ------------    ------------    ------------    ------------
Income from operations .............        994,234       1,593,516       2,300,968       5,056,599
Interest expense ...................       (278,352)        (67,282)       (731,460)       (176,767)
Other income, net ..................           --            63,400            --           599,906
                                       ------------    ------------    ------------    ------------
Income before income tax ...........        715,882       1,589,634       1,569,508       5,479,738
Income tax provision ...............       (261,573)       (567,166)       (567,555)     (2,155,559)
                                       ------------    ------------    ------------    ------------
Income from continuing operations ..        454,309       1,022,468       1,001,953       3,324,179
Loss from discontinued operations ..        (12,248)       (676,353)        (60,658)       (799,391)
                                       ------------    ------------    ------------    ------------
Net income .........................   $    442,061    $    346,115    $    941,295    $  2,524,788
                                       ============    ============    ============    ============
Earnings (loss) per share
  From continuing operations .......   $       0.18    $       0.21    $       0.39    $       0.69

  From discontinued operations .....          (0.01)          (0.14)          (0.02)          (0.17)
                                       ------------    ------------    ------------    ------------
  Net earnings per share ...........   $       0.17    $       0.07    $       0.37    $       0.52
                                       ============    ============    ============    ============
Weighted average shares outstanding:      2,541,100       4,841,100       2,541,100       4,842,669
                                       ============    ============    ============    ============

         The accompanying notes are an integral part of these Condensed
                       Consolidated Financial Statements.

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                 NINE MONTHS ENDED APRIL 30,
                                                                 ---------------------------
                                                                     1995          1996
                                                                 -----------    ------------
Cash flows provided by (used in) operating activities:
 Net income ..................................................   $   941,295    $  2,524,788
 Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
     Loss from discontinued operations .......................          --           799,391
     Depreciation and amortization ...........................       347,303         482,541
     Provision for doubtful accounts receivable ..............       322,571         614,061
     Deferred income tax provision ...........................       107,774          22,058
     Gain on sale of property and equipment ..................       (23,151)         (3,169)
     Stock distributed as compensation .......................        14,915            --
     Change in operating assets and liabilities:
       Accounts and notes receivable .........................    (2,393,696)     (3,619,393)
       Inventories ...........................................      (606,104)    (11,751,743)
       Prepaid royalties .....................................      (148,167)       (797,060)
       Prepaids and other assets .............................      (501,012)       (581,091)
       Obligations under royalty agreements ..................      (176,671)        425,506
       Accounts payable and accrued liabilities ..............     2,470,841        (533,939)
       Income taxes payable ..................................      (196,450)        624,567
                                                                 -----------    ------------
          Net cash provided by (used in) operating activities        159,448     (11,793,483)
                                                                 -----------    ------------
Cash flows provided by (used in) investing activities:
 Purchase of property and equipment ..........................      (769,301)     (1,951,281)
 Proceeds from sale of property and equipment ................        84,851          14,493
 Increase in net assets of discontinued operations ...........       (56,005)          --
 Redemption of short-term investments ........................          --           973,168
 Payments for intangibles ....................................        (2,712)       (837,395)
                                                                 -----------    ------------
          Net cash used in investing activities ..............      (743,167)     (1,801,015)
                                                                 -----------    ------------
Cash flows provided by (used in) financing activities:
 Proceeds from exercise of over-allotment of common stock, net          --         3,380,097
 Repayment of notes payable ..................................    (1,133,275)     (2,500,000)
 Proceeds from long-term debt and capital lease obligations ..     1,613,423          67,041
 Repayment of long-term debt and capital lease obligations ...      (489,524)       (218,024)
                                                                 -----------    ------------
          Net cash provided by (used in) financing activities         (9,376)        729,114
                                                                 -----------    ------------
Effect of foreign currency exchange rates ....................       269,293        (508,258)
                                                                 -----------    ------------
Decrease in cash and cash equivalents ........................      (323,802)    (13,373,642)
Cash and cash equivalents at beginning of period .............       323,802      15,569,051
                                                                 -----------    ------------
Cash and cash equivalents at end of period ...................   $      --      $  2,195,409
                                                                 ===========    ============

         The accompanying notes are an integral part of these Condensed
                       Consolidated Financial Statements.

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited condensed consolidated financial statements and related disclosures have been prepared in accordance with generally accepted accounting principles applicable to interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and interim results of Play By Play Toys & Novelties, Inc. (the "Company") as of and for the periods presented have been included. Certain amounts in the financial statements for the prior period have been reclassified to conform with the current year presentation. Because the Company's business is seasonal, results for interim periods are not necessarily indicative of those which may be expected for a full year.

     The financial information included herein should be read in conjunction with the Company's consolidated financial statements and related notes in its Annual Report on Form 10-K for the year ended July 31, 1995, which is on file with the United States Securities and Exchange Commission (the "SEC").

     Earnings per share is calculated using the weighted average number of common shares and common share equivalents outstanding during the period. Primary and fully diluted earnings per share are the same for all periods presented. The Company's common share equivalents for the three and nine months ended April 30, 1996, were -0- and 1,569, respectively, and were included in the computation of earnings per share pursuant to the treasury stock method.

2.  INVENTORIES

     Inventories are comprised of the following:

                                                 JULY 31,             APRIL 30,
                                                  1995                  1996
                                               -----------           -----------
Purchased for resale ...............           $13,659,003           $25,355,376
Operating supplies .................               132,981               188,351
                                               -----------           -----------
    Total ..........................           $13,791,984           $25,543,727
                                               ===========           ===========

3.  SHAREHOLDERS' EQUITY

Shareholders' equity consists of the following:

                                                                    CUMULATIVE
                                COMMON STOCK                         FOREIGN
                            ---------------------     ADDITIONAL     CURRENCY                                   TOTAL
                               SHARES                  PAID-IN      TRANSLATION     RETAINED     TREASURY   SHAREHOLDERS'
                            OUTSTANDING    AMOUNT      CAPITAL      ADJUSTMENTS     EARNINGS      STOCK         EQUITY
                            -----------    ------    -----------    -----------    ----------   ---------    ------------
Balance, August 1, 1995...   4,541,100     $1,000    $30,171,150     $127,913      $2,114,538   $(50,000)    $ 32,364,601
Net income................                                                          2,524,788                   2,524,788

Foreign currency
  translation
  adjustments.............                                           (508,258)                                   (508,258)

Retirement of treasury
  stock...................                             (50,000)                                    50,000             -
Stock issued in over-
  allotment of initial
  public offering.........     300,000                 3,380,097                                                3,380,097
                             ---------     ------    -----------    ----------     ----------   ---------     -----------
Balance, April 30,  1996     4,841,100     $1,000    $33,501,247    $ (380,345)    $4,639,326   $    --       $37,761,228
                             =========     ======    ===========    ==========     ==========   =========     ===========

     In January 1996, the Company's Board of Directors retired all 24,600 shares of common stock held as treasury stock, and such shares were canceled. As a result, the $50,000 value assigned to treasury stock has been eliminated with a corresponding decrease in the additional paid-in capital value as of January 31, 1996.

4.  LOSS FROM DISCONTINUED OPERATIONS

     Effective March 31, 1996, the Company sold Restaurants Universal Espana, S.A. ("Restaurants Universal"), its European subsidiary that operated two restaurants in Spain, to an unrelated third party, for 205,000,000 Spanish pesetas or approximately U.S. $1.6 million. The sale resulted in a one time, non-cash, non-recurring charge against earnings of approximately $652,000 in the third quarter of fiscal 1996. The Company financed the balance of the sales price of approximately $1.5 million with the acceptance of a non-interest bearing note from the purchaser which calls for monthly principal payments based on the greater of six percent of net annual sales of certain of the restaurants, including the restaurants sold by the Company, or a series of minimum monthly payments over a period of eight years. The note balance, net of imputed interest at a rate of 10%, is included in Accounts and Note Receivable on the Condensed Consolidated Balance Sheet.

     The operating results and the loss on the sale of the restaurants have been reported separately as a component of discontinued operations in the Condensed Consolidated Statements of Operations for the three months and nine months ended April 30, 1996. The Company realized no tax benefit from the loss on the sale of Restaurants Universal. Further, the Company had not previously recorded a tax benefit on the operating losses of Restaurants Universal. Prior period consolidated financial statements have been restated to present Restaurants Universal as a discontinued operation. Summarized results of operations for Restaurants Universal are as follows:

                             THREE MONTHS ENDED      NINE MONTHS ENDED
                               APRIL 30, 1996          APRIL 30, 1996
                                  ---------            --------------
Net sales ...............         $ 379,863              $ 1,516,791
Cost and expenses .......           403,844                1,663,810
                                  ---------              -----------
Net loss ................         $ (23,981)             $  (147,019)
                                  =========              ===========

5.  NOTES PAYABLE

     Effective June 12, 1996, the maturity date of the $10.0 million Revolving Credit and Term Loan Agreement with Letter of Credit Facility (the "Credit Facility") with NationsBank of Texas, N.A., was extended through August 12, 1996. The Company had no borrowings outstanding under the Credit Facility at April 30, 1996, however, $5.2 million in letters of credit and banker's acceptances were outstanding under the Credit Facility.

     The Company is negotiating a new credit facility to partially finance the proposed acquisition of Ace Novelty Co., Inc., as well as to fund the Company's future working capital needs and to provide for the issuance of letters of credit. As a condition of the proposed new credit facility, the Chairman of the Board will loan the Company on a subordinated basis up to $5.0 million.

     Effective April 1, 1996, the Company entered into a Master Lease Finance Agreement with BancBoston Leasing which provides up to $2.0 million in lease financing. As of April 30, 1996, no amounts were outstanding under this facility.

6.  OTHER

     Effective April 1996, the Company became a subscriber to the Workers' Compensation Insurance Program in the State of Texas.

7.  SUBSEQUENT EVENT

     On May 1, 1996, the Company entered into an agreement with Ace Novelty Co., Inc. of Bellevue, Washington and certain of its subsidiaries and its stockholders ("Ace") to acquire, through the Company's wholly owned subsidiary, Ace Novelty Acquisition Co., Inc., certain of Ace's operating assets, business operations and facilities, including four warehouses and distribution centers located in Bellevue, Washington, Los Angeles, California, Chicago, Illinois and Burnaby, British Columbia, Canada for approximately $44 million in cash, debt and the assumption of certain liabilities. Although, the Company and Ace have entered into a definitive Asset Purchase Agreement, consummation of the proposed transaction is subject to a number of conditions, including, without limitation, finalizing the Company's acquisition financing and obtaining licensor consents.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for the historical information contained herein, the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties that could cause actual results to differ materially, including, without limitation, consumation of the proposed acquisition of Ace, and its successful integration as set forth in note 7 to the Company's unaudited Condensed Consolidated Financial Statements attached hereto, relationships with licensors, new product introduction, ability to manage growth, ability to source products, international trade relations and management of quarter-to-quarter results, and other risks detailed from time-to-time in the Company's SEC reports, including the Form S-1 registration statement dated July 19, 1995 (see "Risk Factors"). Updated information will be periodically provided by the Company as required by the Securities Exchange Act of 1934.

RESULTS OF OPERATIONS

     The following table sets forth the Company's results of operations as a percentage of net sales for the periods indicated below:

                                    THREE MONTHS ENDED       NINE MONTHS ENDED
                                          APRIL 30,              APRIL 30,
                                     -----------------       -----------------
                                      1995        1996        1995        1996
                                     -----       -----       -----       -----
Net sales .......................    100.0%      100.0%      100.0%      100.0%
Cost of sales ...................     65.5        64.8        64.4        67.3
Gross profit ....................     34.5        35.2        35.6        32.7
Selling, general and
  administrative expenses .......     26.1        24.1        28.2        22.6
Income from operations ..........      8.4        11.1         7.4        10.2
Interest expense ................     (2.4)       (0.5)       (2.4)       (0.4)
Other income, net ...............       --         0.4          --         1.2
Income from continuing operations      3.9         7.1         3.2         6.7
Loss from discontinued operations     (0.1)       (4.7)       (0.2)       (1.6)
Net income ......................      3.8         2.4         3.0         5.1

THREE MONTHS ENDED APRIL 30, 1996 AND 1995

         NET SALES. Net sales for the quarter ended April 30, 1996 ("third quarter of fiscal 1996") increased approximately 21.4% to approximately $14.3 million from approximately $11.8 million in the comparable period in fiscal 1995. The Company's toy operations accounted for approximately 93.6% or approximately $13.4 million of net sales for the third quarter of fiscal 1996 and approximately 91.2% or approximately $10.7 million of net sales for the third quarter of fiscal 1995. Net sales derived from vending operations accounted for approximately 6.2% or approximately $890,000 of the Company's net sales for the third quarter of fiscal 1996 as compared to approximately 8.1% or approximately $959,000 of the Company's net sales for the third quarter of fiscal 1995. Domestic net toy sales for the third quarter of fiscal 1996 increased approximately 20.5% to approximately $10.9 million, and international net toy sales increased approximately 47.5% to approximately $2.4 million from approximately $9.1 million and $1.6 million, respectively, in the comparable quarter in fiscal 1995.

         Net sales of licensed products for the third quarter of fiscal 1996 increased approximately 42.0% to approximately $7.1 million, from approximately $5.0 million in the comparable period in fiscal 1995. Within licensed products for the third quarter of fiscal 1996, sales of PLAY-FACES(R) increased approximately 39.0% to approximately $2.4 million, from approximately $1.7 million in the comparable quarter in fiscal 1995. Net sales of non-licensed products increased approximately 9.6% to approximately $6.3 million from approximately $5.7 million in the comparable quarter in fiscal 1995. Within non-licensed products, net sales of novelty items decreased approximately 14.4% to approximately $860,000, from approximately $1.0 million in the comparable period in fiscal 1995. Net sales of non-licensed stuffed toys increased approximately 14.7% to approximately $5.4 million, from approximately $4.7 million in the comparable period in fiscal 1995.

         Net toy sales to retail customers for the third quarter of fiscal 1996 and 1995 accounted for approximately 19.3% or approximately $2.8 million and approximately 19.6% or approximately $2.3 million, respectively, of the Company's net sales. The approximate 19.6% increase in sales to retail customers from the third quarter of fiscal 1995 to the third quarter of fiscal 1996 is primarily attributable to the continued growth in sales of the Play-Faces(R) line. To date, substantially all sales to retail customers have been comprised of licensed merchandise, primarily PLAY-FACES(R).

         Net toy sales to amusement customers for the third quarter of fiscal 1996 and 1995 accounted for approximately 74.4% or approximately $10.6 million and approximately 71.6% or approximately $8.4 million, respectively, of the Company's net sales. The approximate 26.1% increase in sales volume is primarily attributable to the continued growth in the Company's sales to amusement park and arcade customers and an increase in sales to customers in Latin America. The Company sells both licensed and non-licensed products to its amusement customers for use principally as redemption prizes. Sales to amusement customers generally result in higher gross margins than sales to retail customers, with gross margins from the sale of licensed products to amusement customers generally exceeding those of non-licensed products.

         GROSS PROFIT. Gross profit increased approximately 24.0% to approximately $5.0 million for the third quarter of fiscal 1996 from approximately $4.1 million in the same period in fiscal 1995, due primarily to the overall increase in the Company's net sales. Gross profit as a percentage of net sales increased approximately 0.7% from approximately 34.5% for the third quarter of fiscal 1995 to approximately 35.2% for the third quarter of fiscal 1996.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased approximately 12.3% to approximately $3.4 million for the third quarter of fiscal 1996, from approximately $3.1 million in the comparable period in fiscal 1995. This increase is primarily attributable to increased selling expenses, including payroll related costs, sales commissions associated with the increase in the Company's sales, increased costs associated with the development of new products and product lines, increased costs related to the production of merchandise catalogs, increased travel and entertainment expenses related to the Company's expanded presence at toy industry tradeshows, and increased occupancy costs relative to the establishment of a distribution facility in Miami, Florida, the opening of an office in Hong Kong, and the expansion of the Company's distribution facility in Europe. As a percentage of net sales, these expenses decreased to approximately 24.1% from approximately 26.1%, due primarily to the Company's ability to service a greater volume of sales without a corresponding increase in selling, general and administrative expenses. The Company anticipates that selling, general and administrative expenses will continue to increase in future periods as a result of the above referenced factors as well as from the expansion of the Company's headquarters facility, among other things.

         INTEREST EXPENSE AND OTHER INCOME. Interest expense decreased approximately 74.9% to approximately $67,000 for the third quarter of fiscal 1996, from approximately $278,000 in the comparable period in fiscal 1995 due to the retirement of the Company's notes payable and substantially all long-term debt during the fourth quarter of fiscal 1995 and the first quarter of fiscal 1996 with the net proceeds from the Company's initial public offering. The balance of certain proceeds from the initial public offering was invested in interest bearing accounts and short-term securities earning interest income of approximately $63,000 for the third quarter of fiscal 1996.

         LOSS FROM DISCONTINUED OPERATIONS. Effective March 31, 1996, the Company sold Restaurants Universal Espana, S.A. ("Restaurants Universal"), a European subsidiary that operated two restaurants in Spain, to an unrelated third party, for 205,000,000 Spanish pesetas or approximately U.S. $1.6 million. The Company incurred a loss from discontinued operations of approximately $24,000 for the three months ended April 30, 1996. In addition, the sale of the restaurants resulted in a one time, non-cash, non-recurring charge against earnings of approximately $652,000 in the third quarter of fiscal 1996. The Company financed the balance of the sales price of approximately $1.5 million with the acceptance of a non-interest bearing note from the purchaser which calls for monthly principal payments based on the greater of six percent of net annual sales of certain of the restaurants, including the restaurants sold by the Company, or a series of minimum monthly payments over a period of eight years. The note balance, net of imputed interest at a rate of 10%, is reflected in Accounts and Note Receivable on the Condensed Consolidated Balance Sheets.

         The operating results and the loss on the sale of the restaurants have been reported separately as a component of discontinued operations in the Condensed Consolidated Statements of Operations. The Company realized no tax benefit from the loss on the sale of Restaurants Universal. Further, the Company had not previously recorded a tax benefit on the operating losses of Restaurants Universal. Prior period consolidated financial statements have been restated to present Restaurants Universal as a discontinued operation.

NINE MONTHS ENDED APRIL 30, 1996 AND 1995

         NET SALES. Net sales for the nine months ended April 30, 1996 ("nine months of fiscal 1996") increased approximately 60.1% to approximately $49.8 million, from approximately $31.1 million in the comparable period in fiscal 1995. The Company's toy operations accounted for approximately 94.6% or approximately $47.1 million of net sales for the nine months of fiscal 1996 and approximately 90.1% or approximately $28.0 million of net sales for the comparable period of fiscal 1995. Net sales derived from vending operations accounted for approximately 5.2% or approximately $2.6 million of the Company's net sales for the nine months of fiscal 1996 as compared to approximately 9.0% or approximately $2.8 million of the Company's net sales for the comparable period in fiscal 1995. Domestic net toy sales for the nine months of fiscal 1996 increased approximately 70.6% or approximately $17.0 million, and international toy sales increased approximately 53.5% or approximately $2.1 million, from approximately $24.1 million and approximately $3.9 million, respectively, in the comparable period in fiscal 1995.

         Net sales of licensed products for the nine months of fiscal 1996 increased approximately 125.8% or approximately $16.2 million, from approximately $12.9 million in the comparable period in fiscal 1995. Within licensed products, sales of PLAY-FACES(R) increased approximately 276.5% or approximately $10.4 million, from approximately $3.8 million in the comparable period in fiscal 1995. Net sales of non-licensed products increased approximately 18.9% or approximately $2.9 million, from approximately $15.1 million in the comparable period in fiscal 1995. Within non-licensed products, net sales of novelty items increased by approximately 60.9% or approximately $1.5 million, from approximately $2.4 million in the comparable period in fiscal 1995. Net sales of non-licensed stuffed toys increased approximately 10.9% or approximately $1.4 million, from approximately $12.7 million in the comparable period in fiscal 1995.

         Net toy sales to retail customers for the nine months of fiscal 1996 and 1995 accounted for approximately 36.2% or approximately $18.0 million and approximately 22.6% or approximately $7.0 million, respectively, of the Company's net sales. The approximate 156.2% increase in sales to retail customers in the nine months of fiscal 1995 compared to the nine months of fiscal 1996 is primarily attributable to continued growth in sales of PLAY-FACES(R) in part due to the expansion of the line to include animated characters from The Walt Disney Company, including MICKEY MOUSE, MINNIE MOUSE and WINNIE THE POOH, Marvel Entertainment Group, Inc.'s SPIDER-MAN(R) and other Marvel characters, Paw's, Incorporated's GARFIELD(TM) and Time Warner Entertainment Company, L.P.'s ANIMANIACS and the opening of several new retail accounts, including Dayton Hudson's Target(R) and Kay Bee Toy stores. As a result, the Company has experienced larger percentage increases in sales to retail customers than to amusement customers during the nine months of fiscal 1996 as compared to the comparable period in 1995. To date, substantially all sales to retail customers have been comprised of licensed merchandise, primarily PLAY-FACES(R).

         Net toy sales to amusement customers for the nine months of fiscal 1996 and 1995 accounted for approximately 58.4% or approximately $29.1 million and approximately 67.4% or approximately $21.0 million, respectively, of the Company's net sales. The increase is primarily attributable to the growth in the Company's sales to fundraising and amusement crane merchandise customers and in sales to customers in Latin America over the same period a year ago.

         GROSS PROFIT. Gross profit increased approximately 47.2% to approximately $16.3 million for the nine months of fiscal 1996 from approximately $11.1 million in the nine months of fiscal 1995, due to the overall increase in the Company's net sales. Gross profit as a percentage of net sales decreased approximately 2.9% from approximately 35.6% to approximately 32.7% for the nine months of fiscal 1996. This decrease is primarily attributable to a shift in sales mix, primarily in the first quarter of fiscal 1996, which resulted in a greater percentage of retail sales as compared to the same period in 1995. The Company's sales to retail customers have generally produced lower gross margins than sales to amusement customers. Competitive pressures associated with sales to customers in the retail market, a greater percentage of retail sales being shipped from domestic stock rather than sourced directly from the Far East, higher raw material costs passed on to the Company by manufacturers which were not passed on to the Company's customers, and unexpected transportation and temporary storage costs caused by the delay of the expansion of Company's Brooklyn and Los Angeles warehouse facilities contributed to the overall decline in the Company's gross margins. The Company anticipates that the above factors will continue to negatively pressure the Company's margins for at least the next quarter.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased approximately 28.0% to approximately $11.2 million for the nine months of fiscal 1996 from approximately $8.8 million in the comparable period in fiscal 1995. This increase is primarily attributable to increased selling expenses, including increased payroll related costs, sales commissions, increased costs associated with the development of new products and product lines, increased costs related to the production of merchandise catalogs, increased bad debt expense associated with the Company's increased sales volume and increased occupancy costs relative to the establishment of a distribution facility in Miami, Florida, the opening of an office in Hong Kong, and the expansion the Company's distribution facility in Europe. As a percentage of net sales, these expenses decreased to approximately 22.6% from approximately 28.2%, due primarily to the Company's increased retail sales which have less selling and administrative costs as a percentage of net sales. Retail sales are generally made on an FOB direct basis and thus have lower associated administrative costs resulting in the favorable leveraging of selling, general and administrative expenses. The Company anticipates that selling, general and administrative expenses will continue to increase in future periods as a result of the above referenced factors and the expansion of the Company's headquarters facility, among other things.

         INTEREST EXPENSE AND OTHER INCOME. Interest expense decreased approximately 75.8% to approximately $177,000 for the nine months of fiscal 1996 from approximately $731,000 in the comparable period in fiscal 1995 due to the retirement of the Company's note payable and substantially all long-term debt during the fourth quarter of fiscal 1995 and the first quarter of fiscal 1996 with the net proceeds from the Company's initial public offering. Certain proceeds from the initial public offering were invested in interest-bearing accounts and short-term securities earning interest income of approximately $480,000 for the nine months of fiscal 1996.

         LOSS FROM DISCONTINUED OPERATIONS. Effective March 31, 1996, the Company sold Restaurants Universal Espana, S.A. ("Restaurants Universal"), a European subsidiary that operated two restaurants in Spain, to an unrelated third party, for 205,000,000 Spanish pesetas or approximately U.S. $1.6 million. The Company incurred a loss from discontinued operations of approximately $147,000 for the nine months ended April 30, 1996. In addition, the sale of the restaurants resulted in a one time, non-cash, non-recurring charge against earnings of approximately $652,000 in the nine months of fiscal 1996. The Company financed the balance of the sales price of approximately $1.5 million by the acceptance of a non-interest bearing note from the purchaser which calls for monthly principal payments based on the greater of six percent of net annual sales of certain of the restaurants, including the restaurants sold by the Company, or a series of minimum monthly payments over a period of eight years. The note balance, net of imputed interest at a rate of 10%, is included in Accounts and Note Receivable on the Condensed Consolidated Balance Sheet.

         The operating results and the loss on the sale of the restaurants have been reported separately as a component of discontinued operations in the Condensed Consolidated Statements of Operations. The Company realized no tax benefit from the loss on the sale of Restaurants Universal. Further, the Company had previously not recorded a tax benefit on the operating losses of Restaurants Universal. Prior period consolidated financial statements have been restated to present Restaurants Universal as a discontinued operation.

LIQUIDITY AND CAPITAL RESOURCES

         At April 30, 1996, the Company's working capital was approximately $31.3 million, compared to approximately $26.4 million at July 31, 1995. The increase is primarily attributable to the exercise of the over-allotment option by the underwriters of the Company's initial public offering in August 1995.

         The Company's operating activities used net cash of approximately $11.8 million in the nine months of fiscal 1996 and provided net cash of approximately $159,000 in the nine months of fiscal 1995. The Company's operations used $11.8 million in cash in the nine months ended April 30, 1996, due primarily to changes in accounts and notes receivable, including the acceptance of a $1.5 million note receivable from the purchaser of the discontinued operations, inventory, accounts payable and accrued liabilities offset by net income and changes in income taxes payable. The Company's inventory levels have continued to increase since July 31, 1995 to meet projected demand and increased sales level.

         Net cash used in investing activities in the nine months of fiscal 1996 was approximately $1.8 million and net cash used in investing activities for the nine months of fiscal 1995 was approximately $743,000. For the nine months of fiscal 1996, net cash used in investing activities consisted principally of the purchase of property and equipment of approximately $1.9 million, related primarily to the expansion of the Company's office and distribution facilities and upgrades to the Company's computer systems, and deferred acquisition costs totaling $784,000 incurred by the Company relative to the proposed acquisition of Ace offset by the redemption of short-term investments of approximately $973,000. For the nine months of fiscal 1995, net cash used in investing activities consisted primarily of the purchase of property and equipment of approximately $769,000.

         Net cash provided by financing activities in the nine months of fiscal 1996 was approximately $729,000 and net cash used in financing activities in the nine months of fiscal 1995 was approximately $9,000. In the nine months of fiscal 1996, cash provided by financing activities consisted principally of the receipt of the net proceeds from the issuance of common stock in connection with the exercise of the over-allotment option by the underwriters of the Company's initial public offering, net of retirements of outstanding debt and repayment of capital lease obligations. In the nine months of fiscal 1995, cash used in financing activities consisted primarily of repayments of borrowings and capital lease obligations.

         Since July 1995, the Company has experienced an unfavorable foreign currency translation impact relative to its European toy operations due primarily to the weakening of the Spanish peseta against the U.S. dollar. The net impact of this decline is reflected in the Company's Condensed Consolidated Balance Sheets under the caption Cumulative Foreign Currency Translation Adjustments.

         The Company is negotiating a new credit facility to partially finance the acquisition of Ace, as well as to fund the Company's working capital needs. As a condition of the proposed new credit facility, the Chairman of the Board will loan the Company on a subordinated basis up to $5.0 million. The Company believes that its current available cash, net cash provided by operating activities and borrowings under the Company's current Credit Facility and new credit facility will be sufficient to meet the Company's cash requirements through fiscal 1997.

SEASONALITY

         Both the retail and amusement toy industries are inherently seasonal. Generally, the Company's sales to the amusement industry have been highest during the third and fourth fiscal quarters, and collections for those sales have been highest during the succeeding fiscal quarters. The Company's sales to the retail toy industry have been highest during its first and fourth fiscal quarters, and collections from those sales have been highest during the succeeding fiscal quarters. The Company's working capital needs and borrowings to fund those needs have been highest during the third and fourth fiscal quarters. As a result of the Company's increased sales to the amusement industry and increased penetration of the retail market, the Company anticipates that its sales, collections and borrowings to fund working capital needs may become more significant in the third and fourth fiscal quarters.

  PART II.  OTHER INFORMATION

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Reference is made to the Company's Form 10-Q for the quarterly period ended January 31, 1996.

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (b)      REPORTS ON FORM 8-K.

                   A Report on Form 8-K, dated May 14, 1996, was filed electronically on May 15, 1996, reporting Item 5. Other Events, in connection with the agreement between the Company and Ace Novelty Co., Inc. of Bellevue, Washington and certain of its subsidiaries and its stockholders ("Ace") to acquire, through its wholly owned subsidiary, Ace Novelty Acquisition Co., Inc., certain of the assets and assume certain of the liabilities of Ace. Consummation of the proposed transaction is subject to finalizing the Company's acquisition financing and obtaining licensor consents.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of June 1996.

                                       PLAY BY PLAY TOYS & NOVELTIES, INC.

                                       By:  /s/ JOE M. GUERRA
                                                Joe M. Guerra
                                                CHIEF FINANCIAL OFFICER,
                                                 TREASURER AND SECRETARY