Form 10-K
period 1996-07-31
PLAY BY PLAY TOYS & NOVELTIES INC
filed 1996-10-29
CIK 945276

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)

    [X]    Annual Report Pursuant To Section 13 Or 15(d) Of
           The Securities Exchange Act Of 1934 [FEE REQUIRED]
           For the fiscal year ended JULY 31, 1996

    [ ]    Transition Report Pursuant To Section 13 or 15(d) Of
           The Securities Exchange Act Of 1934 [NO FEE REQUIRED]
           For the transition period from _________ to _________

                         Commission file number 0-26374

                       PLAY BY PLAY TOYS & NOVELTIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            Texas                                      74-2623760
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                                  4400 Tejasco
                            San Antonio, Texas 78218
              (Address of principal executive offices and zip code)

                                 (210) 829-4666
              (Registrant's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

  TITLE OF EACH CLASS                  NAME OF EACH EXCHANGE ON WHICH REGISTERED
  -------------------                  -----------------------------------------
                                   None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                           Common Stock, no par value
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No [ ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. (___)

     As of October 24, 1996, the aggregate market value of the voting stock held by non-affiliates of the registrant (based upon the last reported sale price of the Common Stock of the registrant as quoted on the National Market System of the National Association of Securities Dealers Automated Quotation System) was $23,208,701. (For purposes of calculating the preceding amount only, all directors, executive officers and shareholders holding 5% or greater of the registrant's Common Stock are assumed to be affiliates). The number of shares of Common Stock of the registrant outstanding as of October 24, 1996 was 4,841,100.

                                DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Company's Proxy Statement for its annual meeting of shareholders are incorporated by reference into Items 10, 11, 12 and 13 of Part
III. The registrant intends to file such Proxy Statement no later than 120 days after the end of the fiscal year covered by this Form 10-K.

                                TABLE OF CONTENTS

                                                                                                  PAGE
 PART I
ITEM 1.  Business ..............................................................................    2
            General ............................................................................    2
            Business History ...................................................................    2
            Disposition ........................................................................    3
            Acquisition ........................................................................    3
            Business Strategy ..................................................................    4
            Products ...........................................................................    5
            Licensed Products ..................................................................    6
            Non-Licensed Products ..............................................................   11
            Licensing ..........................................................................   11
            Sales, Marketing and Distribution ..................................................   12
            Design and Development .............................................................   14
            Manufacturers and Suppliers ........................................................   14
            Advertising ........................................................................   15
            Vending Operations .................................................................   15
            Competition ........................................................................   15
            Product Liability ..................................................................   15
            Government Regulation ..............................................................   16
            Tariffs and Duties .................................................................   16
            Trademarks .........................................................................   16
            Employees ..........................................................................   16
            New Accounting Standards ...........................................................   17
            Seasonality ........................................................................   17
            Risk Factors .......................................................................   17
  ITEM 2.  Properties ..........................................................................   22
  ITEM 3.  Legal Proceedings ...................................................................   22
  ITEM 4.  Submission of Matters to a Vote of Security Holders .................................   22

PART II
  ITEM 5.  Market for Registrant's Common Equity and Related Shareholder Matters ...............   23
            Market Information .................................................................   23
            Dividends and Distributions ........................................................   23
  ITEM 6.  Selected Consolidated Financial Data ................................................   24
  ITEM 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations   25
            General ............................................................................   25
            Results of Operations ..............................................................   27
            Liquidity and Capital Resources ....................................................   29
            Seasonality ........................................................................   31
            Inflation ..........................................................................   31
  ITEM 8.  Financial Statements and Supplementary Data .........................................   31
  ITEM 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure    31

PART III
  ITEM 10.  Directors and Executive Officers of the Registrant .................................   32
  ITEM 11.  Executive Compensation .............................................................   32
  ITEM 12.  Security Ownership of Certain Beneficial Owners and Management .....................   32
  ITEM 13.  Certain Relationships and Related Transactions .....................................   32

PART IV
  ITEM 14  Exhibits, Financial Statement Schedules, and Reports on Form 8-K ....................   32
  SIGNATURES ...................................................................................   33
  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL
      STATEMENT SCHEDULE .......................................................................   F-1
  INDEX TO EXHIBITS ............................................................................   E-1

PART I

ITEM 1.  BUSINESS

GENERAL

        THIS REPORT CONTAINS, IN ADDITION TO HISTORICAL INFORMATION, FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, WITHOUT LIMITATION, THE SUCCESSFUL INTEGRATION OF THE OPERATIONS OF ACE NOVELTY CO., INC. ("ACE"), THE ASSETS OF WHICH WERE ACQUIRED BY THE COMPANY IN JUNE 1996, COMPETITIVE AND ECONOMIC FACTORS, PRICE CHANGES BY COMPETITORS, RELATIONSHIPS WITH LICENSORS, ABILITY TO MANAGE GROWTH, ABILITY TO SOURCE PRODUCTS, INTERNATIONAL TRADE RELATIONS, MANAGEMENT OF QUARTER TO QUARTER RESULTS, INCREASES IN COSTS OF RAW MATERIALS, TIMING OF TECHNOLOGICAL ADVANCES BY THE COMPANY AND ITS COMPETITORS, LACK OF ACCEPTANCE BY CONSUMERS OF NEW PRODUCTS, AND THE OTHER FACTORS DISCUSSED BELOW IN "RISK FACTORS", ELSEWHERE HEREIN. UPDATED INFORMATION WILL BE PERIODICALLY PROVIDED BY THE COMPANY AS REQUIRED BY THE SECURITIES EXCHANGE ACT OF 1934.

        Play-By-Play Toys & Novelties, Inc. (the "Company") designs, develops, markets and distributes stuffed toys and sculpted toy pillows based upon its licenses for children's entertainment characters and corporate trademarks, and non-licensed stuffed toys. The Company also markets and distributes a broad line of novelty items. The Company markets and distributes its products in both amusement and retail markets and is the leading supplier of stuffed toys and novelty items to the amusement industry. The Company was incorporated in Texas in 1992. Its principal executive offices are located at 4400 Tejasco, San Antonio, Texas 78218 and its telephone number is (210) 829-4666.

BUSINESS HISTORY

        During the first fiscal quarter of 1995, the Company commenced selling its originally developed Play-Faces(R) line of sculpted toy pillows shaped in the facial likenesses of licensed animated characters. The Play-Faces(R) line is based upon popular, classic characters, including The Walt Disney Company's animated characters, Time Warner Entertainment Company, L.P.'s LOONEY TUNES, ANIMANIACS, and SPACE JAM THE MOTION PICTURE, Childrens Television Workshop's SESAME STREET CHARACTERS, Paws, Incorporated's GARFIELD(TM) and new characters developed and introduced by leading entertainment companies, such as the ones presented in The Walt Disney Company's animated films TOY STORY, THE HUNCHBACK OF NOTRE DAME, and 101 DALMATIANS. Play-Faces(R) are sold primarily to retail customers. The Company believes its Play-Faces(R) line is a distinct product category which enhances its ability to acquire additional character and trademark licenses. Play-Faces(R) products accounted for approximately 25.7% of the Company's net sales for fiscal 1996.

        The Company develops its licensed stuffed toys based principally on popular, classic characters such as Time Warner Entertainment Company, L.P.'s LOONEY TUNES, ANIMANIACS, and characters featured in SPACE JAM THE MOTION PICTURE, Hanna-Barbera's THE FLINTSTONES(TM) and THe Hearst Corporation's King Features' POPEYE(TM) and on popular, classic trademark licenses such As The Coca-Cola Company's COCA-COLA(R) brand Plush Toys, including the COCA-COLA POLAR BEAR, anD Harley-Davidson Motor Company's HARLEY HOG(TM). The Company develops a licensed stuffed toy By identifying a character or trademark license, designing the product and a prototype, and manufacturing the products through third party manufacturers following approval by the licensor. The Company believes that products based on popular, classic characters and trademarks will have a longer and more stable product life cycle than products based on newer, less established characters and trademarks. The Company's non-licensed products include traditional stuffed toys in various sizes and novelty items such as low-priced plastic toys and games used primarily as redemption prizes by its amusement customers. For fiscal 1996, net sales of licensed products (including Play-Faces(R)) and non-licensed products accounted for approximately 58.2% and 37.0%, respectively, of the Company's net sales. In addition, the Company has vending operations, which accounted for approximately 4.6% of net sales during the same period.

        The Company has a diversified base of customers within the amusement and retail distribution channels. Amusement customers, which accounted for approximately 63.9% of net sales for fiscal 1996, include theme parks such as Six Flags, Busch Gardens and SeaWorld, family entertainment centers such as Tilt and Namco, and carnivals and state fairs. Retail customers, which accounted for approximately 31.3% of net sales for the same period, include mass merchandisers such as Wal-Mart, Kmart and Target, and specialty retailers such as Toys "R" Us and Kay Bee Toy. No one customer accounted for more than 10% of net sales for fiscal 1996.

DISPOSITION

        In March 1996, the Company sold all of the stock of Restaurants Universal Espana, S.A. ("Restaurants Universal"), its European subsidiary that operated two restaurants in Spain, to an unrelated third party, for 205,000,000 Spanish pesetas, or approximately U.S. $1.6 million. The sale resulted in a non-cash, non-recurring charge against earnings of approximately $239,000 and a loss from discontinued operations of approximately $145,000, for a total loss from discontinued operations of $384,000 in fiscal 1996. The Consolidated Statements of Operations for the years ended July 31, 1994 and 1995 have been restated to include the Company's former restaurant business as discontinued operations. The buyer paid approximately $80,000 in cash, and the Company financed the balance of the sales price of approximately $1.5 million with the acceptance of a non-interest bearing note from the buyer which calls for monthly principal payments based on the greater of six percent of net annual sales of certain of the buyer's restaurants, including the restaurants sold by the Company, or a series of minimum monthly payments over a period of eight years. The note balance, net of imputed interest of approximately $450,000 calculated at a rate of 10%. In the event that the buyer of the stock of Restaurants Universal fails to meet three months of agreed-upon installment payments, whether alternated or consecutive, the Company may cancel the contract, with all of the stock reverting back to the Company.

ACQUISITION

        In June 1996, the Company acquired substantially all of the operating assets, business operations and facilities (the "Acquisition") of Ace. The purchase price of approximately $45.1 million consists of approximately $39.6 million in cash, $2.9 million in subordinated debt, approximately $2.4 million in related direct costs, and approximately $0.2 million in the form of warrants issued by the Company to the former owners of Ace ("Sellers") to purchase up to 35,000 shares of the Company's Common Stock, commencing one year from the date of acquisition. The Acquisition has been accounted for using the purchase method. The Company recorded approximately $8.9 million of goodwill, which is the excess of the total purchase price plus related direct costs over the fair value of net assets acquired. Included in the calculation of net assets is approximately $3.3 million in certain trade payables and accrued liabilities, which the Company assumed. This goodwill is being amortized on a straight-line basis over a 40-year period. The final determination of the purchase price and all prorations and adjustments between the Company and the Sellers have not be resolved to date.

        The debt incurred by the Company in connection with the Acquisition consisted of (i) approximately $34.0 million in revolving credit and term loans under the Revolving Credit Term Loan with Letter of Credit Facility dated June 20, 1996, which has a maximum aggregate commitment of $65 million among The Chase Manhattan Bank, formerly Chemical Bank, (the "Bank") as agent, Heller Financial, Inc. and Texas Commerce Bank N.A. (the "Lenders"), with the Company, Ace Novelty Acquisition Co., Inc. ("ANAC") and Newco Novelty, Inc., a wholly owned subsidiary of ANAC, as borrowers (ii) a $3.0 million subordinated loan from the Company's Chairman of the Board and Chief Executive Officer, Arturo Torres, and (iii) a $2.9 million subordinated loan from Sellers. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liability and Capital Resources."

        Included in the Acquisition was substantially all of Ace's accounts receivable, inventory, property, equipment, real estate, intellectual property and certain other assets. The real estate acquired by the Company in connection with the acquisition included the land and building that comprise Ace's warehouse and distribution center in Chicago, Illinois, and an undivided 51% interest in the land and building which comprised Ace's warehouse and distribution center in Los Angeles, California. The Company has leased the remaining undivided 49% interest in the Los Angeles facility as well as the Bellevue, Washington warehouse and distribution center from affiliates of the Sellers. The lease on Burnaby, British Columbia, Canada warehouse and distribution center, as well as leases on certain other properties situated throughout the United States previously operated by the Sellers, were assigned to and assumed by the Company in connection with the Acquisition. The Company intends to use such facilities and equipment substantially in the same manner as they were used by Ace. The intellectual property acquired from Ace consisted principally of the trademarks and logos of "Ace" and "Acme." As a condition of closing, Ace was required to obtain consents to assignment from Warner Bros. relative to LOONEY TUNES licenses for the mass market, amusement industry and the SPACE JAM THE MOTION PICTURE, an animated/live action motion picture starring basketball superstar Michael Jordan and the LOONEY TUNES characters. In addition, Ace agreed to use its reasonable best efforts to obtain consents to assignment covering the remaining licenses and other contracts acquired from Ace in connection with the Acquisition.

BUSINESS STRATEGY

        The Company believes its principal strengths include its (i) diverse customer base, (ii) lack of dependence upon any one product, license or distribution channel, (iii) position as the leading supplier to the amusement industry, (iv) emphasis on licenses for popular, classic characters and trademarks and new characters introduced by leading entertainment companies, and
(v) demonstrated ability to develop new licensed products such as the COCA-COLA(R) brand Plush Toys, including the COCA-COLA POLAR BEAR, and Harley-Davidson Motor Company's HARLEY HOG(TM) and new product categories such as PLAY-FACES(R).

The Company's growth strategy includes the following key elements:

LICENSED PRODUCT LINE EXPANSION. The Company believes that, by developing licensed products based principally on popular, classic characters and trademarks, it has established a core licensed product portfolio that is characterized by longer life cycles than products developed by many traditional toy companies. The Company intends to continue to develop its licensed product line by targeting licensing opportunities where it can take advantage of licensor advertising, publicity and media exposure. The Company believes that its broad licensed product line prevents it from becoming overly dependent on a single product or customer.

DEVELOPMENT OF PLAY-FACES(R) AND OTHER PRODUCT CATEGORIES. The Company believes that its PLAY-FACES(R) product line represents a distinct product category which enhances its markeT identification and ability to acquire additional character and trademark licenses. The Company intends to develop new product categories targeted to both its amusement and retail customers which are unique, have broad end-consumer appeal, are competitively priced and which are anticipated to have longer life cycles by identifying previously undeveloped or under developed products or product categories which it then endeavors to match with popular, classic licensed characters and/or trademarks. The Company believes it has successfully implemented this approach with PLAY-FACES(R) and Harley-Davidson Motor Company's HARLEY HOG(TM).

INTERNATIONAL EXPANSION. The Company plans to increase its international sales, primarily in Western Europe, in both the amusement and retail channels through the Company's European distribution facility and independent distributors. The Company believes that markets outside the United States present significant opportunities and are generally less competitive than the United States market. The Company commenced toy distribution and sales operations in Europe in August 1993.

RETAIL MARKET PENETRATION. The Company intends to broaden its retail distribution both domestically and internationally. Through its licensing and new product development strategies, the Company plans to further penetrate the retail market by developing and introducing new products and product categories.

AMUSEMENT MARKET PENETRATION. With the acquisition of Ace, the Company believes that it has become the leading supplier of stuffed toys and novelty items to the amusement market. The Company believes that this market is less susceptible to changing consumer preferences than the retail market. The Company believes that its broad and continually updated line of licensed and non-licensed stuffed toys and novelty items, its purchasing power and its reputation as a leading amusement supplier provide the Company with a competitive advantage over many other suppliers to this market.

PRODUCTS

        The Company markets a variety of licensed and non-licensed stuffed toys and novelty items. The following chart shows the breakdown of the Company's net toy sales (which does not include vending sales) by principal product category:

                                                      Year Ended July 31,
                                               --------------------------------
                                                1994         1995         1996
                                               ------       ------       ------
                                                         (In millions)
Licensed products
    Stuffed toys ........................      $ 10.4       $ 14.6       $ 24.2
    Play-Faces(R) .......................        --            7.6         19.0
                                               ------       ------       ------
                                                 10.4         22.2         43.2
                                               ------       ------       ------
Non-licensed products
     Stuffed toys .......................        16.4         17.6         22.1
     Novelty items ......................         1.2          3.8          5.4
                                               ------       ------       ------
                                                 17.6         21.4         27.5
                                               ------       ------       ------
        Total ...........................      $ 28.0       $ 43.6       $ 70.7
                                               ======       ======       ======

                                              (As a percentage of net toy sales)
Licensed products
    Stuffed toys ........................        37.0%        33.5%        34.2%
    Play-Faces(R) .......................         0.0%        17.5%        26.9%
                                               ------       ------       ------
                                                 37.0%        51.0%        61.1%

Non-licensed products
     Stuffed toys .......................        58.6%        40.3%        31.2%
     Novelty items ......................         4.4%         8.7%         7.7%
                                               ------       ------       ------
                                                 63.0%        49.0%        38.9%
                                               ------       ------       ------
        Total ...........................       100.0%       100.0%       100.0%
                                               ======       ======       ======

LICENSED PRODUCTS

        In developing its licensed products, the Company seeks to take advantage of media exposure and goodwill accompanying its licensed characters and trademarks as well as the advertising and promotional expenses incurred by its licensors. Net sales of licensed products were approximately $22.2 million and approximately $43.2 million (46.6% and 58.2% of net sales) during fiscal 1995 and 1996, respectively. The following chart sets forth certain of the Company's character and trademark licenses:

LICENSOR                                CHARACTER OR TRADEMARK LICENSE        PRODUCT; LICENSED AREA
--------                                ------------------------------        ----------------------
THE WALT DISNEY COMPANY                 DISNEY STANDARD CHARACTERS (MICKEY    PLAY-FACES(R) AND
                                        MOUSE, MINNIE MOUSE, DONALD DUCK,     BOOKENDS; UNITED STATES
                                        DAISY DUCK, HUEY, DUEY, LOUIE, PLUTO  CANADA AND SPAIN/
                                        AND GOOFY)                            EUROPEAN UNION
                                                                              ("E.U.").
                                                                              STUFFED TOYS AND
                                                                              BACKPACKS; SPAIN AND
                                                                              PORTUGAL

                                        DISNEY'S WINNIE THE POOH (WINNIE THE  PLAY-FACES(R);
                                        POOH, TIGGER, PIGLET AND EEYORE)      UNITED STATES, CANADA
                                                                              AND SPAIN/E.U.
                                                                              STUFFED TOYS AND
                                                                              BACKPACKS; SPAIN AND
                                                                              PORTUGAL

                                        THAT'S DONALD                         PLAY-FACES(R);
                                                                              SPAIN/E.U.
                                                                              STUFFED TOYS AND
                                                                              BACKPACKS; SPAIN AND
                                                                              PORTUGAL

                                        101 DALMATIANS                        PLAY-FACES(R) AND WALL
                                                                              HOOKS; UNITED STATES
                                                                              STUFFED TOYS, AND
                                                                              BACKPACKS; UNITED
                                                                              STATES, CANADA,
                                                                              SPAIN AND PORTUGAL.

                                        TOY STORY                             PLAY-FACES(R);
                                                                              UNITED STATES AND
                                                                              CANADA

                                        THE HUNCHBACK OF NOTRE DAME           PLAY-FACES(R);
                                                                              UNITED STATES AND
                                                                              CANADA

LICENSOR                                 CHARACTER OR TRADEMARK LICENSE                PRODUCT; LICENSED AREA
--------                                 ------------------------------                ----------------------
TIME WARNER ENTERTAINMENT COMPANY,       LOONEY TUNES (BUGS BUNNY(TM),                 PLAY-FACES(R), STUFFED
L.P.                                     SYLVESTER(TM), TWEETY(TM), PORKY PIG(TM),     TOYS, BOOKENDS,
                                         DAFFY DUCK(TM), SPEEDY GONZALES(TM), WILE     INFLATABLE FURNITURE
                                         E. COYOTE(TM), ROAD RUNNER(TM), ELMER         AND NOVELTY ITEMS;
                                         FUDD(TM), YOSEMITE SAM(TM), MARVIN THE        UNITED STATES, CANADA,
                                         MARTIAN(TM), TASMANIAN DEVIL(TM)  AND PEPE    MEXICO, ARGENTINA,
                                         LE PEW(TM))                                   BRAZIL, CHILE AND
                                                                                       WESTERN EUROPE.
                                                                                       BACKPACKS, FULL BODY
                                                                                       TAFFETA AND HIP-PACKS;
                                                                                       WESTERN EUROPE.
                                                                                       STUFFED TOYS; SPAIN AND
                                                                                       WESTERN EUROPE.
                                                                                       HAPPY ENDINGS,
                                                                                       INFLATE-A-PALS, AND
                                                                                       HOOKS;
                                                                                       WESTERN EUROPE, AFRICA,
                                                                                       MIDDLE EAST, AND ISRAEL

                                         ANIMANIACS                                    PLAY-FACES(R) AND STUFFED
                                                                                       TOYS;
                                                                                       UNITED STATES, MEXICO,
                                                                                       ARGENTINA, BRAZIL,
                                                                                       CHILE AND WESTERN
                                                                                       EUROPE.
                                                                                       PLAY-FACES(R), BACKPACKS,
                                                                                       FULL BODY TAFFETA AND
                                                                                       HIP-PACKS; WESTERN
                                                                                       EUROPE.
                                                                                       INFLATABLES, BASKETBALLS
                                                                                       AND VINYL BALLS; UNITED
                                                                                       STATES

                                        BATMAN(C) DC COMICS 1995                       PLAY-FACES(R) AND STUFFED
                                                                                       TOYS; UNITED STATES AND
                                                                                       WESTERN EUROPE.
                                                                                       BACKPACKS, FULL BODY
                                                                                       TAFFETA AND HIP-PACKS;
                                                                                       WESTERN EUROPE

                                         SPACE JAM THE MOTION PICTURE                  PLAY-FACES(R) AND STUFFED
                                                                                       TOYS AND NOVELTY ITEMS;
                                                                                       UNITED STATES AND
                                                                                       CANADA.
                                                                                       STUFFED TOYS; SPAIN AND
                                                                                       PORTUGAL

                                         SUPERMAN                                      PLAY-FACES(R);
                                                                                       EUROPE

 LICENSOR                               CHARACTER OR TRADEMARK LICENSE        PRODUCT; LICENSED AREA
 --------                               ------------------------------        ----------------------
 HARLEY-DAVIDSON MOTOR COMPANY          HARLEY-DAVIDSON(R) AND HARLEY HOG(TM) STUFFED TOYS; UNITED
                                                                              STATES AND CANADA

 THE COCA-COLA COMPANY                  COCA-COLA(R) AND COKE(R)              PLAY-FACES(R),
                                                                              INFLATABLE FURNITURE
                                                                              AND STUFFED
                                                                              TOYS; UNITED STATES,
                                                                              U.S. TERRITORIES AND
                                                                              POSSESSIONS, ARGENTINA,
                                                                              BRAZIL, AUSTRALIA,
                                                                              CANADA, NEW ZEALAND
                                                                              AND EUROPE.
                                                                              NOVELTY ITEMS,
                                                                              INFLATE-A-PALS, HAPPY
                                                                              ENDINGS,
                                                                              BOOKENDS, BACKPACKS
                                                                              AND HOOKS; EUROPE

TURNER HOME ENTERTAINMENT, INC.         THE FLINTSTONES(TM), YOGI BEAR(TM),   STUFFED TOYS
                                        SCOOBY-DOO(TM), TOP CAT(TM), MAGILLA  AND NOVELTY ITEMS;
                                        GORILLA(TM), HUCKLEBERRY HOUND(TM)    UNITED STATES, CANADA,
                                        AND QUICK DRAW MCGRAW(TM)             MEXICO, LATIN AMERICA
                                                                              AND WESTERN EUROPE

                                        TOM AND JERRY                         PLAY-FACES(R); STUFFED
                                                                              TOYS AND BOOK ENDS;
                                                                              WESTERN EUROPE.
                                                                              HOOKS AND
                                                                              INFLATE-A-PALS;
                                                                              SPAIN

PAWS, INCORPORATED                       THE GARFIELD(TM) FAMILY(GARFIELD(TM) PLAY-FACES(R) ; UNITED
                                         AND ODIE(TM))                        STATES, CANADA, U.S.
                                                                              TERRITORIES AND
                                                                              POSSESSIONS AND WESTERN
                                                                              EUROPE.
                                                                              BACKPACKS;
                                                                              UNITED STATES AND
                                                                              CANADA.
                                                                              STUFFED TOYS, HAPPY
                                                                              ENDINGS,
                                                                              INFLATE-A-PALS, HOOKS
                                                                              AND FULL
                                                                              BODY TAFFETA; EUROPE

LICENSOR                                CHARACTER OR TRADEMARK LICENSE        PRODUCT; LICENSED AREA
--------                                ------------------------------        ----------------------
THE HEARST CORPORATION                  BETTY BOOP(TM) AND POPEYE(TM)         PLAY-FACES(R), STUFFED
                                                                              TOYS AND NOVELTY ITEMS;
                                                                              UNITED STATES, MEXICO,
                                                                              CANADA, CHILE,
                                                                              ARGENTINA, BRAZIL AND
                                                                              WESTERN EUROPE

CHILDREN'S TELEVISION WORKSHOP          SESAME STREET CHARACTERS              PLAY-FACES(R),
                                                                              BOOKENDS, INFLATABLE
                                                                              FURNITURE AND WALL
                                                                              HOOKS; UNITED STATES

                                        BIG BAG CHARACTERS                    PLAY-FACES(R);
                                                                              UNITED STATES

SCHOLASTIC PRODUCTIONS, INC.            GOOSEBUMPS                            PLAY-FACES(R),
                                                                              ROOM DECOR AND NOVELTY
                                                                              ITEMS; UNITED STATES

JIM HENSON PRODUCTIONS, INC.            CLASS MUPPETS, MUPPETS TONIGHT        PLAY-FACES(R);
                                                                              UNITED STATES

MGM/UA LICENSING AND MERCHANDISING,     PINK PANTHER(TM)                      PLAY-FACES(R), STUFFED
A DIVISION OF METRO-GOLDWYN-MAYER                                             TOYS AND NOVELTY ITEMS;
INC.                                                                          UNITED STATES AND
                                                                              CANADA

PROMO VIP, S.A.                         PINK PANTHER(TM)                      PLAY-FACES(R);
                                                                              WESTERN EUROPE

INFORMATICA SERVICIOS Y PRODUCTOS, S.A. REAL MADRID CLUB DE FUTBOL(R)         STUFFED TOYS; UNLIMITED
                                                                              LICENSE AREA

INFORMATICA SERVICIOS Y PRODUCTOS, S.A. REAL MADRID CLUB DE FUTBOL(R)         STUFFED TOYS;
                                                                              EUROPE

REAL OVIEDO S.A.D.                      REAL OVIEDO S.A.D                     STUFFED TOYS;
                                                                              EUROPE

VALENCIA CLUB DE FUTBOL, S.A.D.         VALENCIA CLUB DE FUTBOL(R)            STUFFED TOYS;
                                                                              EUROPE

REAL BETIS BALOMPIE S.A.D.              REAL BETIS BALOMPIE(R)                STUFFED TOYS;
                                                                              EUROPE

LICENSOR                                CHARACTER OR TRADEMARK LICENSE        PRODUCT; LICENSED AREA
--------                                ------------------------------        ----------------------
BRB INTERNACIONAL, S.A.                 MORT AND PHIL                         STUFFED TOYS;
                                                                              EUROPE

                                        REAL ZARAGOZA, S.A.D.                 STUFFED TOYS;
                                                                              EUROPE

SEVILLA FUTBOL CLUB, S.A.D.             SEVILLA FUTBOL CLUB(R)                STUFFED TOYS;
                                                                              EUROPE

REAL CLUB DEPORTIVO DE LA CORUNA,       DEPORTIVO DE LA CORUNA                STUFFED TOYS;
S.A.D.                                                                        EUROPE

REAL SOCIEDAD, S.A.D.                   REAL SOCIEDAD                         STUFFED TOYS;
                                                                              EUROPE

REAL SPORTING DE GIJON, S.A.D.          SPORTING DE GIJON CLUB                STUFFED TOYS;
                                                                              EUROPE

ATLETICO DE MADRID, S.A.D.              ATLETICO DE MADRID                    STUFFED TOYS;
                                                                              EUROPE

ESPANYOL DE BARCELONA, S.A.D.           R.C.D. ESPANYOL                       STUFFED TOYS;
                                                                              EUROPE

        STUFFED TOYS. The Company designs, develops, markets and distributes over 650 different stuffed toys based upon its licenses for children's entertainment characters and corporate trademarks. Generally, the Company offers a variety of sizes and styles of its licensed stuffed toys. The Company seeks to develop its products around both existing and newly-acquired licenses for commercially established characters and trademarks. To date, the Company's most successful licensed stuffed toy products have been the Coca-Cola(r) brand product line, which includes the Coca-Cola(r) Plush Polar Bear. The Company's licensed stuffed toys are generally sold to both amusement customers as redemption prizes and to retail customers. Licensed stuffed toy products have suggested retail prices ranging from $5 to $20. The Company's products based on trademarks licensed by the Coca-Cola Company, accounted for approximately 12.0%, 16.5% and 13.8% of net sales during fiscal 1994, 1995 and 1996, respectively. In addition, the licensed products for LOONEY TUNES' CHARACTERS and Disney characters accounted for 16.4% and 11.4% of the Company's net sales in fiscal 1996.

        PLAY-FACES (R). During the first quarter of fiscal 1995, the Company began selling its PLAY-FACES(R) line of sculpted toy pillows shaped in the facial likenesses of licensed animated characters. PLAY-FACES(R) are sold primarily to retail customers and have a suggested retail price of under $20. The Company believes its PLAY-FACES(R) line is a distinct product category which has enhanced its ability to acquire additional character and trademark licenses. The Company has expanded its PLAY-FACES(R) line by adding different sizes of PLAY-FACES(R) products and securing additional character licenses. PLAY-FACES(R) products accounted for approximately 25.7% of the Company's net sales for fiscal 1996. The Company's initial introduction of the PLAY-FACES(R) line, incorporated relatively few character licenses. based on the positive response of its customers to the PLAY-FACES(R) line, the Company has secured additional character licenses including licenses from the Walt Disney Company and Warner Brothers' LOONEY TUNES, Children's Television Workshop, which includes the Sesame Street Characters, and Jim Henson Productions, Inc., which includes the Class Muppets and Muppets Tonight characters.

NON-LICENSED PRODUCTS

        The Company markets and distributes a broad line of non-licensed products, including stuffed toys and novelty items. The Company's non-licensed product line includes stuffed toys designed and developed by the Company, stuffed toy product lines selected and assembled by the company from the product lines of third party manufacturers and novelty items purchased from third party manufacturers. Net sales of non-licensed products were approximately $21.4 million and $27.5 million (approximately 42.5% and 37.0% of net sales) during fiscal 1995 and 1996, respectively.

        STUFFED TOYS. The Company designs, develops, markets and distributes a broad line of non-licensed stuffed toys, consisting principally of generic animal characters and a broad variety of seasonal and holiday characters. The Company's non-licensed stuffed toys are principally marketed to the amusement market as redemption prizes. The Company frequently redesigns, by color and otherwise, its product line. In recent periods, sales of non-licensed stuffed toys have decreased as a percentage of total net toy sales primarily due to the Company's decision to focus its working capital on the growth of its licensed products and novelty item sales. No single non-licensed stuffed toy accounted for more than 10% of the Company's net sales during fiscal 1995 or 1996.

        NOVELTY ITEMS. The Company markets and distributes a broad line of novelty items to the amusement market for use as redemption prizes. The Company's novelty items principally include plastic toys, cosmetic jewelry, novelty school supplies, inexpensive electronic toys and radios, rubber balls and styrofoam gliders. The Company frequently changes its mix of novelty items. For example, in response to changing customer demand, the Company is now supplying hard candy to amusement customers for use as redemption prizes. For the fiscal year ended July 31, 1996, sales of candy were not significant. No single novelty item accounted for more than 10% of the Company's net sales or 10% of the Company's net sales of novelty items during fiscal 1996.

LICENSING

        Approximately 31.9%, 46.6% and 58.2% of the Company's net sales in fiscal 1994, 1995 and 1996, respectively, were derived from product lines based on entertainment character or corporate trademark licenses. Of the net sales in fiscal 1996, the Company's products based on trademarks licensed by the Coca-Cola Company accounted for 13.8%, licensed products for LOONEY TUNES' characters accounted for 16.4% and Disney characters accounted for 11.4%. The Company's licenses generally have terms of one to three years and permit sales only in certain geographic territories. The Company's licenses restrict the sale of licensed products to certain markets such as retail, amusement or gift. All of the Company's material licenses are non-exclusive. The Company emphasizes licenses that permit the Company to market toys based on characters or trademarks which develop their own popular identity, often through exposure in television programs, movies, cartoons and comic books and, in the case of popular, classic characters, often through exposure over many years. Generally, each of the Company's license agreements requires the Company to obtain approval of the Company's third party manufacturer and approval of the product from the licensor. Certain of the company's license agreements also require the Company to carry specified types and amounts of insurance; however, such insurance requirements are within the limits carried by the Company in the ordinary course of business and, therefore, the Company incurs no significant incremental cost to comply with such insurance requirements. Certain of the Company's license agreements require licensor approval prior to merger, reorganization, certain stock sales, certain management changes or any assignment of the license.

        The acquisition of licenses typically requires the payment of non-refundable advances and/or guaranteed minimum royalties, which typically range from 7% to 20% of sales of the related product. As of July 31, 1996, minimum future guaranteed payments by the Company under license agreements aggregated approximately $7.2 million. At July 31, 1996, guaranteed payments remaining under any individual license agreement did not account for more than 15% of the aggregate payments at such date. Some licenses are renewable at the option of the Company upon payment of certain minimum guaranteed payments or the attainment of certain sales levels during the initial term of the license. The Company believes that it maintains good working relationships with its licensors.

        In addition to seeking licenses for popular, classic characters and trademarks, the Company also seeks to acquire licenses for new characters developed and introduced by leading entertainment companies. The successful marketing of a product based on a character generally requires the Company to anticipate and evaluate the popularity of such characters, and to capitalize on the success of such character in a timely manner. A determination to acquire a character license must frequently be made before the commercial introduction of the property in which the new licensed character appears. Since many toy products based on licensed characters are successfully marketed for only one or two years, the success of the Company's character licensing program is dependent upon the ability of management to acquire licenses and to develop the corresponding products in a timely manner.

SALES, MARKETING AND DISTRIBUTION

        The Company markets and distributes its products domestically and internationally to a diverse customer base within the amusement and retail toy markets. The following table sets forth information concerning the Company's domestic and international net toy sales (which do not include vending sales) by distribution channel. Sales by the domestic division, including export sales, are considered domestic sales. The export sales for fiscal 1994, 1995 and 1996 were approximately $1.1 million, $2.0 million, and $3.7 million, respectively. Sales by the Spanish toy subsidiary are considered international sales.

                                                       Year Ended July 31,
                                                   ----------------------------
                                                    1994       1995       1996
                                                   ------     ------     ------
                                                           (In millions)
Domestic toy sales:
     Retail ...................................    $  3.2     $ 10.4     $ 20.8
     Amusement ................................      22.9       26.8       40.8
                                                   ------     ------     ------
                                                     26.1       37.2       61.6
                                                   ------     ------     ------
International toy sales:
     Retail ...................................       0.7        1.6        2.4
     Amusement ................................       1.2        4.8        6.7
                                                   ------     ------     ------
                                                      1.9        6.4        9.1
                                                   ------     ------     ------
        Total .................................    $ 28.0     $ 43.6     $ 70.7
                                                   ======     ======     ======

                                              (As a percentage of net toy sales)
Domestic toy sales:
     Retail ...................................      11.4%      23.9%      29.4%
     Amusement ................................      81.8%      61.4%      57.7%
                                                   ------     ------     ------
                                                     93.2%      85.3%      87.1%
                                                   ------     ------     ------
International toy sales:
     Retail ...................................       2.5%       3.8%       3.4%
     Amusement ................................       4.3%      10.9%       9.5%
                                                   ------     ------     ------
                                                      6.8%      14.7%      12.9%
                                                   ------     ------     ------
        Total .................................     100.0%     100.0%     100.0%
                                                   ======     ======     ======

        DOMESTIC SALES. The Company's domestic sales are to (i) amusement customers including theme parks such as Six Flags, Busch Gardens and SeaWorld, family entertainment centers such as Tilt and Namco, carnivals, state fairs and arcade operations, and (ii) retail customers including mass merchandisers such as Wal-Mart, Kmart and Target and specialty retailers such as Toys "R" Us and Kay Bee Toy. During fiscal 1994, 1995 and 1996, no domestic customer accounted for more than 10% of net sales to domestic customers.

        The Company markets its products to amusement and retail customers in the United States through 65 salaried and commissioned in-house salespersons and through 12 commissioned independent sales representatives. The Company's in-house and independent sales representatives generally utilize product samples, catalogs, brochures and other promotional materials to market the Company's products at trade shows, through on-site visits to customers and through customer visits to the Company's showrooms. The Company maintains domestic product showrooms in San Antonio, Texas; New York, New York; Bellevue, Washington; and Miami, Florida; where it displays its amusement and retail product lines. The Company's product catalogs and brochures are designed and developed in-house. Senior management of the Company coordinates and supervises the Company's sales personnel and coordinates the Company's independent sales representatives and directly participates in marketing to its customers. No sales representative generated more than 10% of net sales to domestic customers during fiscal 1996.

        The Company distributes its products from its San Antonio, Texas; Los Angeles, California; Brooklyn, New York; Chicago, Illinois; Miami, Florida; Bellevue, Washington; and Burnaby, British Columbia, Canada distribution facilities and arranges direct shipment from the Far East to its larger retail customers. During the third quarter of fiscal 1996, the Company established an office in Hong Kong to enhance its product development and purchasing capabilities, centralize quality control and expand its vendor base in the Far East. The Company currently has four employees and one independent consultant at the Hong Kong office. The Company's retail customers are among the largest toy retailers in the United States. Due to their purchasing volumes and desire to minimize inventory risk, these retailers are increasingly requiring suppliers, including the Company, to maintain more of the inventory on hand domestically. Accordingly, the Company is participating in the electronic data interchange ("EDI") programs with Wal-Mart, Target, Sears and Toys "R" Us and is testing the EDI programs with Kmart and Spencer Gifts. The Company plans to participate in EDI programs of several of its other major retail customers. The Company has acquired the necessary software programs to participate in EDI programs with its customers. To participate with additional customers, the Company notifies the customer(s) of its desire to participate, and, upon the successful exchange of test data, the Company seeks approval to become an EDI participant with the customer. No fees or other commitments are required to participate. The Company believes that this participation will allow the Company to monitor store inventory levels, schedule production to meet anticipated reorders and maintain sufficient inventory levels to both serve its customers and better manage its inventory. The Company does not anticipate that it will be required to make significant additional capital expenditures or to hire additional employees in order to participate in such EDI programs.

        Generally, the Company does not sell any of its products on consignment and accepts returns only for defective merchandise. In certain instances, where retailers are unable to resell the quantity of products which they have ordered from the Company, the Company may, in accordance with industry practice, assist retailers to enable them in selling such excess inventory by offering discounts and other concessions. Returns, concessions and canceled orders have historically been immaterial.

        INTERNATIONAL SALES. The Company began its international expansion with the opening of its distribution facility in Spain in August 1993. The Company's principal international customers are located in Spain, the United Kingdom, France, Benelux, Italy, Germany, Portugal, Israel, Scandinavia, Ireland and Greece. The Company has also commenced distribution to Eastern European countries. Amusement customers include theme parks such as Port Aventura and Monte Tibidabo in Spain and Alton Towers, H. B. Leisure and Chessington Park in the United Kingdom, and carnivals, fairs and arcade operations. Retail customers include mass merchandisers such as J-Sainsbury, Tecto, British Homes Stores, Aucham, Alcamp, Toys "R" Us, El Corte Ingles, Hipercor and Pryca and specialty retailers.

        The Company markets its products to amusement and retail customers in Europe through twelve independent commissioned sales representatives located in Spain and through thirteen independent distributors located in the United Kingdom, France, Benelux, Italy, Germany, Portugal, Malta, Ireland and Greece, each of which markets products principally within the country in which it is located. Foreign independent distributors typically retain their own sales representatives. The Company maintains a product showroom in Valencia, Spain to display its European product line and the Company's independent distributors maintain product showrooms to display the Company's products.

        The Company distributes its amusement and retail products to European customers through its Company-operated facility in Spain and through independent distributors' facilities located in the United Kingdom, Benelux, Italy, Germany, Belgium, Hungary, Israel and Portugal. The Company's international product line generally includes its products offered in the United States. The Company also offers products based upon licenses from domestic licensors which are exclusive to the European market and licenses from foreign licensors such as certain major professional soccer teams in Europe.

DESIGN AND DEVELOPMENT

        The Company relies on its senior management personnel and its marketing department to target licensing opportunities and its product development department to design and develop additions to its product line. The Company typically drafts initial product drawings or produces toy concept models in-house and currently works with designers and artists employed by various third party manufacturers to create renderings of its products. The Company anticipates relocating its sample design department from Bellevue, Washington to San Antonio, Texas in the near future. This relocation will enable the Company to expedite the approval of licensed products from licensors by performing in-house the creation of certain product renderings. Licensors usually retain the right to approve the licensed products being marketed by the Company. To date, the Company has experienced little difficulty in obtaining licensor approval of these products. The Company's marketing department also designs product packaging and promotional materials. To minimize some of the risk associated with introducing new products, the Company normally solicits the reactions of select customers to working models prior to production.

MANUFACTURERS AND SUPPLIERS

        The Company contracts with third party manufacturers in the Far East, principally within The People's Republic of China, to manufacture its stuffed toy products and Play-Faces(R) products. The Company's novelty items are manufactured by third parties located in China, Taiwan and Hong Kong. The Company's senior management negotiates the majority of its manufacturing contracts without using agents. During the third quarter of fiscal 1996, the Company established an office in Hong Kong to enhance the Company's product development and purchasing capabilities, centralize quality control and expand its vendor base in the Far East. The Far East is the largest and most widely used manufacturing center of toys in the world. Decisions related to the choice of manufacturer are based on price, quality of merchandise, reliability and the ability of a manufacturer to meet the Company's timing requirements for delivery. The Company is not a party to long-term contractual or other arrangements with any manufacturer and often uses more than one manufacturer to produce a single product. The majority of the Company's manufacturing is arranged directly by the Company with the manufacturing facilities. No manufacturer accounted for more than 10% of the Company's purchases of toy products during fiscal 1996, with the exception of Tri-State Manufacturing (China), Ltd. ("Tri-S"), which accounted for approximately 24.5% of such purchases during fiscal 1996. During such period, Tri-S manufactured Play-Faces(R) and the COCA-COLA(R) brand Plush POLAR BEAR products. Tri-S is currently one of severaL manufacturers of these products for the Company. While the Company believes that it is not dependent on any single manufacturer in the Far East, the Company could be materially, adversely affected by political or economic disruptions affecting the business or operations of third party manufacturers located in the Far East. See "Risk Factors - Dependence on Third Party Manufacturers; International Relations."

        The principal materials used in the production and sale of the Company's products are taffeta, polyester, polystyrene, acrylic textiles, plastics and polyvinyl chloride. These materials are generally purchased by the manufacturers who deliver completed or partially completed products to the Company. In order to reduce transportation costs, the Company typically will import certain large toys as skins and stuff them with either polystyrene or polyester at its warehouse facilities in the United States or Europe. The Company believes that an adequate supply of raw materials used in the manufacture of its products is readily available from existing and alternative sources at reasonable prices.

ADVERTISING

        The Company has not incurred significant expenses for advertising and promotion, relying instead on the market identification that exists for many of its licensed characters and trademarks. The Company believes its licensed products benefit from favorable media exposure such as television programs, movies, commercials, cartoons and comic books, and by advertising, promotional and other media events generated by its licensors. The Company's advertising expenses were approximately $244,000, $519,000 and $688,000 during fiscal years 1994, 1995 and 1996, respectively. Advertising expenses consist primarily of costs incurred in the design, development, printing and shipping of Company catalogs and a limited number of advertisements in trade publications such as THE TOY BOOK(TM), AMUSEMENT BUSINESS(TM) and REPLAY MAGAZINE(TM).

VENDING OPERATIONS

        The Company owns and operates approximately 1,496 coin-operated amusement game machines (crane machines, compact disc juke boxes and video game machines) located in Texas, of which approximately 873 are month-to-month basis under terms similar to the Company's contract with Pizza Hut(R) which expired on June 1, 1995. The other approximately 623 coin-operated amusemenT game machines are generally operated under month-to-month arrangements with numerous other small businesses. The Company believes that operating crane machines improves its ability to serve its amusement customers. The Company shares machine revenues with the owners of locations where the machines are placed. Approximately 11.7%, 7.9% and 4.6% of the Company's net sales in fiscal 1994, 1995 and 1996, respectively, were derived from the Company's vending operations. The Company currently intends to maintain its present level of vending operations. However, the Company anticipates that its vending revenues will continue to decrease as a percentage of net sales due to the Company's decision to focus its working capital on the growth of its licensed product sales.

COMPETITION

        The Company faces vigorous competition in the sale of its products. Competitive factors include new product development, the procurement of licenses, timely shipment of products, price, product appeal and the availability of retail shelf space. The toy industry is highly fragmented with several hundred domestic and international toy companies, importers and distributors. The Company competes with many larger, better capitalized companies, including the Company's licensors, in the design, development, marketing, and distribution of toys, and the procurement of licenses. The Company's principal competitors in the retail industry include all major toy companies. Certain of the Company's licensors, including The Walt Disney Company, Time Warner Entertainment Company, L.P., Harley-Davidson Motor Company and The Coca-Cola Company, distribute competing products through proprietary retail outlets and amusement parks. In addition, due to the relatively low barriers to entry, the Company faces competition from a number of smaller toy companies, some of which market single products.

PRODUCT LIABILITY

        Products that have been or may be developed or sold by the Company may expose the Company to potential liability from personal injury or property damage claims by end-users of such products. The Company has never been and is not currently a defendant in any product liability lawsuit; however, there can be no assurance that such claims will not arise in the future based on past, present or future products which are designed, developed or sold by the Company. The Company currently maintains product liability insurance coverage in the amount of $1.0 million per occurrence, with a $5.0 million umbrella liability policy. There can be no assurance that the Company will be able to maintain such coverage or obtain additional coverage on acceptable terms, or that such insurance will provide adequate coverage against any potential claims.

Moreover, even if the Company maintains adequate insurance, any successful claim could materially and adversely affect the reputation and prospects of the Company.

GOVERNMENT REGULATION

        The Company is subject to the provisions of, among other laws, the Federal Hazardous Substances Act and the Federal Consumer Product Safety Act. Those laws empower the Consumer Products Safety Commission (the "Consumer Commission") to protect consumers from hazardous toys and other articles. The Consumer Commission has the authority to exclude from the market articles which are found to be hazardous and can require a manufacturer to repurchase such toys under certain circumstances. Any such determination by the Consumer Commission is subject to court review. Similar state and local laws exist in the United States and in many jurisdictions throughout the world. The Company maintains a quality control program (including the inspection of goods at factories and the retention of independent testing laboratories in Hong Kong) to ensure compliance with applicable laws. The Company believes it is in material compliance with all applicable laws.

        The sale of franchises is regulated by the Federal Trade Commission and by certain state agencies located in jurisdictions where Company has franchisees. Principally, these regulations require certain written disclosures be made prior to the offer for sale of a franchise. The disclosure documents are subject to state review and registration requirements and must be periodically updated, not less frequently than annually. In addition, some states have relationship laws which prescribe the basis for terminating a franchisees' rights and regulate both the Company's and its franchisee's post-termination rights and obligations.

TARIFFS AND DUTIES

        In December 1994, the United States approved a trade agreement pursuant to which import duties on toys, games, dolls and other specified items were eliminated effective January 1, 1995, from products manufactured in all Most Favored Nation ("MFN") countries (including China). Increases in quotas, duties, tariffs or other changes or trade restrictions which may be imposed in the future could have a material adverse effect on the Company's financial condition, operating results or ability to import products. In particular, the Company's costs could be increased if China's MFN status is revoked. The loss of MFN status for China would result in substantial duties on the cost of toy products manufactured in China and imported into the United States. Currently there is no duty on the import of these products.

        The Company could attempt to mitigate the effects of an increase in duty by shifting its manufacturing to other countries, but there can be no assurance that the Company would be successful in this regard. The Company cannot predict what regulatory changes may occur or the type or amount of any financial impact on the Company that these changes could have in the future.

TRADEMARKS

        The Company has registered trademarks for PlayoByoPlay(R) and Play-Faces(R) in the UniTeD States and in Spain. The Company believes it has the right to use these marks for the product categories on which they are currently used.

EMPLOYEES

        As of July 31, 1996, the Company employed 532 people in its toy operations and 21 people in its vending operation. Of the 532 employees in the toy operations, 340 are engaged in warehousing and distribution, 90 are engaged in finance and administration, 89 are engaged primarily in sales and marketing, and 13 are engaged in product development. Some of the Company's employees at the Chicago, Illinois facility are represented by a union. In Spain, the Company is subject to various governmental regulations relative to its employees, and has standard national employment contracts with all of its Spanish employees. The Company believes its relationship with its employees is satisfactory.

NEW ACCOUNTING STANDARDS

        Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments to employees based on new fair value accounting rules. Although expense recognition for employee stock based compensation is not mandatory, SFAS 123 requires companies that choose not to adopt the new fair value accounting to disclose pro-forma net income and earnings per share under the new method. This new accounting principle is effective for the Company's fiscal year ending July 31, 1997. The Company believes that adoption will not have a material impact on its financial condition as the Company will not adopt the fair value accounting, but will instead comply with the disclosure requirements.

SEASONALITY; WEATHER

        Both the retail and amusement toy industries are inherently seasonal. Generally, in the past, the Company's sales to the amusement industry have been highest during the third and fourth fiscal quarters, and collections for those sales have been highest during the succeeding first and second fiscal quarters. The Company's sales to the retail toy industry have been highest during its first and fourth fiscal quarters, and collections from those sales have been highest during the succeeding quarters. The Company's working capital needs and borrowings to fund those needs have been highest during the third and fourth fiscal quarters. The Company's international and domestic operations are also subject to risks due to inclement weather. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

RISK FACTORS

        THIS REPORT CONTAINS, IN ADDITION TO HISTORICAL INFORMATION, FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, WITHOUT LIMITATION, THE SUCCESSFUL INTEGRATION OF ACE, COMPETITIVE AND ECONOMIC FACTORS, PRICE CHANGES BY COMPETITORS, RELATIONSHIPS WITH LICENSORS, ABILITY TO MANAGE GROWTH, ABILITY TO SOURCE PRODUCTS, INTERNATIONAL TRADE RELATIONS, MANAGEMENT OF QUARTER TO QUARTER RESULTS, INCREASES IN COSTS OF RAW MATERIALS, TIMING OF TECHNOLOGICAL ADVANCES BY THE COMPANY AND ITS COMPETITORS, LACK OF ACCEPTANCE BY CONSUMERS OF NEW PRODUCTS, AND THE OTHER FACTORS DISCUSSED IN THIS SECTION AND ELSEWHERE HEREIN. UPDATED INFORMATION WILL BE PERIODICALLY PROVIDED BY THE COMPANY AS REQUIRED BY THE SECURITIES EXCHANGE ACT OF 1934.

        RELIANCE ON LICENSE AGREEMENTS. Sales of licensed products accounted for approximately 58.2% of the Company's net sales during fiscal 1996. Sales of products developed and sold under the Company's licenses from The Coca-Cola Company accounted for approximately 13.8%, those from LOONEY TUNES' characters accounted for approximately 16.4% and those from Disney characters accounted for approximately 11.4% of the Company's net sales during fiscal 1996. The Company's existing license agreements generally have terms ranging from one to two years, and approximately 69% and 31% of such licenses terminate during fiscal 1997 and 1998, respectively. In the past, the Company has been successful in renewing its material licenses and none of its material licenses has been terminated; however, there can be no assurance that the Company will be able to procure new license agreements, renew existing license agreements, or that existing licenses will not be terminated. In addition, as a result of increased competition for licenses, the Company has in certain instances been required, and anticipates a continued requirement in the future, to pay higher royalties and higher minimum guaranty payments to obtain or renew licenses. There can be no assurance that the Company will be able to obtain additional or renew existing licenses for characters or trademarks on commercially reasonable terms. The Company's license agreements limit both the products that can be manufactured thereunder and the territory and market in which such products may be marketed. Certain of the Company's license agreements require licensor approval before merger, reorganization, certain stock sales, certain management changes or assignment of the license, which restrictions could affect the growth of the Company. In addition, the Company's licensors typically have the right to approve, in their sole discretion, the products developed by the Company and the third party manufacturer of such products. Obtaining such approvals may be time consuming and could adversely affect the timing of the introduction of new products. All of the Company's material licenses are non-exclusive. Licenses that overlap the Company's licenses with respect to products, geographic areas and markets have been and may continue to be granted to competitors of the Company. See "Business Licensing."

        INTEGRATION OF ACE ACQUISITION. In June 1996, the Company acquired Ace from an unrelated party. The Company acquired substantially all of the operating assets, business operations and facilities, including four warehouse and distribution centers. There can be no assurance that the Company will be able to successfully integrate and operate Ace, nor that the resulting integration expense will not have a materially adverse effect upon the Company's operating results. See "Business - Acquisition."

        CONSUMER PREFERENCES; NEW PRODUCT INTRODUCTION. As a result of changing consumer preferences, many toys are successfully marketed for only one or two years. There can be no assurance that any of the Company's products or any of the Company's product lines will continue to be popular. The Company introduced its Play-Faces(R) product line during the first quarter oF 1995 and has since expanded the product line. There can be no assurance that this product line will continue to be successful or that any new products or product lines will be successful. The Company's retail toy products compete with other toy products for retail shelf space. There can be no assurance that shelf space in retail stores will be available to support the Company's existing products or the expansion of the Company's products and product lines. See "Business."

        LIMITED OPERATING HISTORY; RAPID GROWTH. The Company commenced operations in May 1992 and, as a result, has a limited operating history upon which investors may base their evaluation of the Company's performance. The Company experienced significant growth in net sales and net income in fiscal 1995 and in 1996. As a result of the Company's limited operating history and sales and income growth, period-to-period comparisons of operating results may not be meaningful and results of operations from prior periods may not be indicative of future results. There can be no assurance that the Company will continue to experience growth in, or maintain its present level of, net sales or net income. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        DEPENDENCE ON KEY PERSONNEL. The Company's future success will be highly dependent on the continued efforts of Arturo G. Torres, Chairman of the Board and Chief Executive Officer, Mark A. Gawlik, President and Chief Operating Officer, Juanita E. Lozano, Chief Financial Officer and Treasurer, Saul Gamoran, Executive Vice President, General Counsel and Secretary, and Francisco Saez Moya, Vice President - European Operations. Although Mr. Torres is actively involved in the management of the affairs of the Company, he is also involved in various private business endeavors. Other than an employment agreement with Mr. Gamoran, the Company has neither employment agreements or noncompete agreements with or key-man life insurance on the lives of any of its senior management or employees. The loss of the services of one or more of such key personnel could have a material adverse effect upon the Company. The Company's success is also dependent upon its ability to retain its key management, sales, marketing, financial and product development personnel and to attract other personnel to satisfy the Company's needs. There can be no assurance that the Company will be successful in retaining and attracting such personnel.
See "Management."

        DEPENDENCE ON THIRD PARTY MANUFACTURERS; INTERNATIONAL RELATIONS. To date, substantially all of the Company's products have been manufactured by third parties in the People's Republic of China. The Company does not have long-term contracts with any of these manufacturers. Although the Company believes that it could arrange alternate sources of manufacturing outside of China if the need arose, the Company has made no plans for securing alternate sources in the event its present arrangements with Chinese manufacturers prove impossible to maintain and there can be no assurance that there would be sufficient alternate manufacturing facilities to meet the increased demand for production which would likely result from a disruption of manufacturing sources in China. Furthermore, such a shift to alternate facilities, if available, would likely result in increased manufacturing costs and could subject the Company's products to additional and/or higher quotas, duties, tariffs or other restrictions.

        Foreign manufacturing is generally subject to risks such as transportation delays and interruptions, political and economic disruptions, the imposition of tariffs and import and export controls, changes in governmental policies, restrictions on the transfer of funds and fluctuations of the United States dollar against foreign currencies. While the Company to date has not experienced any material adverse effects due to foreign manufacturing, there can be no assurance that such events will not occur in the future and any growth of the Company's international operations will subject it to greater exposure to risks of foreign manufacturing. The occurrence of any such event, particularly one affecting the Company's business with Chinese manufacturers, would have a material adverse effect on the Company.

        China currently enjoys MFN status under United States tariff laws, which provides the most favorable category of United States import duties. There has been, and may be in the future, opposition to the extension of MFN status for China. The loss of MFN status for China would result in a substantial increase in the import duty of toy products (currently 70% for non-MFN countries) manufactured in China which would result in increased costs for the Company. Although the Company would attempt to mitigate this increased cost by shifting its production to other countries, there can be no assurance that the Company would be able to do so or be successful in doing so within a reasonable period of time. See "Business - Manufacturers and Suppliers" and " - Tariffs and Duties."

        RISK OF FOREIGN OPERATIONS. Foreign operations are generally subject to risks such as transportation delays and interruptions, political and economic disruptions, the imposition of tariffs and import and export controls, changes in governmental policies, delays in and restrictions on the transfer of funds and currency fluctuations. For example, when the Company's toy subsidiary in Spain purchases inventory from its suppliers in the Far East, the Company experiences currency risk to the extent that there are fluctuations in the exchange rate between the United States dollar and the Spanish peseta. Certain of the Company's and that subsidiary's license agreements call for payment of royalties in a currency different from their functional currencies, thereby subjecting the Company to currency risk to the extent that exchange rates fluctuate from the date that royalty liabilities are incurred until the date royalties are actually paid to the licensor. While the Company to date has not experienced any material adverse effects due to its foreign operations, there can be no assurance that such events will not occur in the future and any growth of the Company's international operations will subject it to greater exposure to risks of foreign operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        COMPETITION. The toy industry is highly competitive. Many of the Company's competitors have longer operating histories, broader product lines and greater financial resources and advertising budgets than the Company. In addition, the toy industry has nominal barriers to entry. Competition is based primarily on the ability to design and develop new toys, procure licenses for popular characters and trademarks, and successfully market products. Many of the Company's competitors, including the Company's licensors, offer similar products or alternatives to the Company's products. Licenses that overlap the Company's licenses with respect to products, geographic areas and markets have been and may continue to be granted to competitors of the Company. Certain of the Company's licensors, including The Walt Disney Company, Time Warner Entertainment Company, L.P., Harley-Davidson Motor Company and The Coca-Cola Company, distribute competing products through proprietary retail outlets and amusement parks. The Company has not in the past and does not in the immediate future plan to devote any material amount of its capital resources to advertising. There can be no assurance that the Company will be able to continue to compete effectively in this marketplace. See "Business - Competition."

        CONTROL BY INSIDERS. As of the date of this report, the directors and executive officers of the Company beneficially own approximately 45.2% of the outstanding Common Stock of the Company and may be in a position collectively to elect all of the Company's directors and officers and, thereby, to control the policies and operations of the Company, and determine the outcome of corporate transactions or other matters submitted for shareholder approval. These matters include, without limitation, mergers, consolidations, the sale of all or substantially all of the Company's assets and a change in control of the Company. See "Principal Shareholders." In addition, the Play-By-Play Toys & Novelties, Inc. 1994 Incentive Plan (the "Incentive Plan") authorizes the issuance of up to 700,000 shares of Common Stock, pursuant to stock options and restricted stock that may be awarded to officers and other employees of the Company. The Company has granted options to purchase 441,500 shares of Common Stock under the Incentive Plan, 428,500 of which were still outstanding as of July 31, 1996. The issuance of additional shares of Common Stock to management pursuant to the Incentive Plan would increase the number of shares held by insiders of the Company. In addition to stock options granted pursuant to the Incentive Plan, the Company has granted nonqualified stock options to purchase 62,000 shares of Common Stock to three outside directors and an independent agent of the Company, and anticipates granting additional nonqualified stock options to outside directors in the future.
See "Management."

        SHARES ELIGIBLE FOR FUTURE SALE. The Company has outstanding 4,841,100 shares of Common Stock. Of these shares, 2,652,423 shares are tradable without restrictions unless they are purchased by affiliates of the Company. Certain shares of Common Stock are "restricted securities" under the Securities Act of 1933, as amended (the "Securities Act"). These "restricted securities," and any shares purchased by affiliates of the Company, may be sold only if they are registered under the Securities Act or pursuant to an applicable exemption from the registration requirements of the Securities Act, including Rule 144 thereunder. There are also (i) 700,000 shares of Common Stock reserved for issuance under the Incentive Plan (of which options to purchase 428,500 shares of Common Stock have been granted to date and remain outstanding), (ii) 62,000 shares of Common Stock subject to outstanding nonqualified stock options, (iii) 82,000 shares of Common Stock which are subject to warrants issued to the underwriters of the Company's initial public offering, and (iv) 35,000 shares of Common Stock subject to warrants issued to the Sellers of Ace. No prediction can be made as to the effect, if any, that future sales of shares, or the availability of shares for future sales, will have on the market price of the Common Stock. The sale of substantial amounts of Common Stock, or the perception that such sales could occur, could adversely affect the prevailing market price for the Common Stock.

        GROWTH STRATEGY. The Company's growth strategy provides for further development and diversification of the Company's retail and amusement toy business, including expansion into international markets, primarily Western Europe. Implementation of the strategy is subject to risks beyond the Company's control, including competition, lack of market acceptance of new products, changes in economic conditions, the inability to obtain or renew licenses on commercially reasonable terms and the inability to finance the increased levels of accounts receivable and inventory necessary to support sales growth, if any. There can be no assurance that the expansion of the Company's business will be successfully implemented. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        POTENTIAL FOR PRODUCT LIABILITY CLAIMS. Products that have been or may be developed or sold by the Company may expose the Company to potential liability from personal injury or property damage claims by end-users of such products. The Company has never been and is not currently a defendant in any product liability lawsuit; however, there can be no assurance that such claims will not arise in the future based on past, present or future products which are designed, developed and/or sold by the Company. The Company currently maintains product liability insurance coverage in the amount of $1.0 million per occurrence, with a $5.0 million umbrella policy. The Company's license agreements require the Company to carry specified types and amounts of insurance. There can be no assurance that the Company will be able to maintain such coverage or obtain additional coverage on acceptable terms, or that such insurance will provide adequate coverage against any potential claims. Moreover, even if the Company maintains adequate insurance, any successful claim could materially and adversely affect the reputation and prospects of the Company. The Company believes that its products meet all applicable safety standards. See "Business - Licensing," "Product Liability" and "-Legal Proceedings."

        DIVIDEND POLICY. The Company has never paid any cash dividends. For the foreseeable future, the Company expects to retain earnings to finance the expansion and development of its business. Any future payment of cash dividends will be within the discretion of the Company's Board of Directors, which is controlled by the present shareholders, and will depend, among other factors, on the earnings, capital requirements, operating and financial condition of the Company and other relevant factors, and compliance with various financing covenants such as those contained in the agreements relative to the credit facility to which the Company is or may become a party. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        ANTI-TAKEOVER PROVISIONS. The Company's Articles of Incorporation and Bylaws contain, among other things, provisions establishing a classified Board of Directors, authorizing shares of preferred stock with respect to which the Board of Directors of the Company has the power to fix the rights, preferences, privileges and restrictions without any further vote or action by the shareholders, and requiring a two-thirds vote of shareholders in order to remove directors, amend the Bylaws and approve certain business combinations with respect to a "related person." Such provisions could delay, deter or prevent a merger, consolidation, tender offer, or other business combination or change of control involving the Company that some or a majority of the Company's shareholders might consider to be in their best interest, including offers or attempted takeovers that might otherwise result in such shareholders receiving a premium over the market price for the Common Stock. The potential issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control of the Company, may discourage bids for the Common Stock at a premium over the market price of the Common Stock and may adversely affect the market price of, and the voting and other rights of the holders of, Common Stock. The Company has not issued, and currently has no plans to issue, shares of preferred stock.

        POSSIBLE VOLATILITY OF STOCK PRICE. Markets prices for the Common Stock may be influenced by a number of factors, including the Company's operating results, its successful integration of the Acquisition of Ace and other factors affecting the Company specifically and the toy industry and the financial markets generally, as well as the depth and liquidity of the market for the Common Stock. The Company believes that the market price of its Common Stock will reflect expectations that the Company will be able to continue to operate and grow its business profitability, including the successful integration of the acquisition. If the Company is unable to do so at a pace that reflects the expectations of the market, investors could sell shares of the Common Stock at or after the time that it becomes apparent that such expectations may not be realized, resulting in a decrease in the market price of the Common Stock. In recent years the stock market has experienced extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to their operating performance.

ITEM 2.  PROPERTIES

        The Company's principal executive offices, principal warehouse and showroom are located at 4400 Tejasco, San Antonio, Texas, where the Company occupies approximately 15,100 square feet of office space, 3,500 square feet of showroom space and 211,000 square feet of warehouse space, pursuant to lease agreements that expire during January and December 2003.

        The Company owns the property and building comprising the offices, showroom, distribution center, warehouse and manufacturing facility located in Chicago, Illinois. The Company has 51% ownership interest in the property and building comprising the offices, showroom, distribution center, warehouse and manufacturing facility located in Los Angeles, California. The remaining 49% interest in the Los Angeles, California facility is owned by and leased from the Sellers. (See "Business-Acquisition.")

        The Company also leases the space occupied by its other offices, warehouses, distribution centers manufacturing facilities and showrooms. The following table summarizes these leases.
                                                              APPROXIMATE
LOCATION                    TYPE OF FACILITY                SQUARE FOOTAGE
--------                    ----------------                --------------
New York, New York          Showroom                              2,200

Los Angeles, California     Warehouse                            28,000
                            Warehouse                            25,000
                            Warehouse                            26,000
                            Warehouse                            62,000
                            Office                               17,000

Brooklyn, New York          Warehouse/Stuffing Operations       100,000

Miami, Florida              Showroom/Warehouse                   27,000

Bellevue, Washington        Office/Warehouse/
                            Distribution Center                  85,000

Burnaby, British Columbia,  Warehouse/Distribution Center        15,700
Canada and Mississauga,
Ontario

Valencia, Spain             Office/Showroom/Warehouse            70,000

        The Company believes that additional office, showroom and warehouse space is readily available and that such new space, together with the Company's existing facilities, will be adequate and suitable for the operation of its business for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

        The Company is involved in various legal proceedings and claims incident to the normal conduct of its business. The Company believes that such legal proceedings and claims, individually and in the aggregate, are not likely to have a material adverse effect on its financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

MARKET INFORMATION

        The Company's Common Stock is traded on the Nasdaq National Market System under the symbol "PBYP." For the period commencing on July 19, 1995, (the date of the Company's initial public offering) through July 31, 1995, high and low closing sale prices for the Common Stock as reported by the Nasdaq National Market System were $14.00 and $12.25, respectively. Prior to the initial public offering, there was no public market for the Company's Common Stock.

        The table sets forth, for the periods indicated, the reported high and low close sale prices of the Company's Common Stock, as reported on the Nasdaq National Market System:

        1996 FISCAL QUARTER                      HIGH BID        LOW BID
        -------------------                      --------        -------
        First Quarter                              14.50         10.75
        Second Quarter                             16.38         10.75
        Third Quarter                              13.88         12.00
        Fourth Quarter                             16.00          8.00

        According to the records of the Company's transfer agent, the Company had 77 holders of record of the Common Stock as of October 24, 1996. The Company believes that a substantially larger number of beneficial owners hold such shares in depository or nominee form.

DIVIDENDS AND DISTRIBUTIONS

        The Company has never declared nor paid cash dividends to date on its Common Stock and does not anticipate paying any cash dividends on its Common Stock in the near future. It is the current policy of the Board of Directors (the "Board") to retain earnings to finance the operations and development of the Company's business. The Company is prohibited from paying dividends by certain provisions of the Company's Credit Facility. Any future determination as to the payment of cash dividends will depend on a number of factors, including future earnings, capital requirements, the financial condition and prospects of the Company and any restrictions under credit agreements existing from time to time as well as such other factors as the Board may deem relevant. There can be no assurance that the Company will pay dividends in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

        The following table sets forth selected consolidated financial data for the Company for the periods and at the dates indicated. The selected consolidated financial data for the period from inception, May 18, 1992, through July 31, 1992, and for the four years ended July 31, 1993, 1994, 1995 and 1996, and as of July 31, 1993, 1994, 1995, and 1996, have been derived from the audited Consolidated Financial Statements of the Company which are included elsewhere in this Form 10-K. The information set forth below is not necessarily indicative of results of future operations. On March 31, 1996, the Company sold Restaurants Universal Espana, S.A. ("Restaurants Universal"), its European subsidiary that operated two restaurants in Spain. The historical financial data for Restaurants Universal has been reported as discontinued operations and accordingly the historical financial data for all prior years presented has been restated. This data should be read in conjunction with, and is qualified in its entirety by, "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Company's Consolidated Financial Statements and the Notes thereto, which appear elsewhere in this Form 10-K.

                                                PERIOD FROM
                                                MAY 18, 1992            YEAR ENDED JULY 31,
                                                (INCEPTION) TO ---------------------------------------
                                                JULY 31, 1992    1993       1994      1995      1996
                                               -------------------------------------------------------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA (1):
Net sales (2) ................................   $ 6,875    $ 26,649    $32,568   $ 47,730    $ 74,197
Income (loss) from continuing operations .....       161        (694)       880      1,898       4,052
Income (loss) from discontinued operations (2)        61        (597)       125       (259)       (384)
Income (loss) before minority interest .......       222      (1,291)     1,005      1,639       3,668
Minority interest in net loss (income) of
subsidiaries .................................        (6)         60         69       --          --
                                                 -----------------------------------------------------
Net income (loss) ............................   $   216    $ (1,231)   $ 1,074   $  1,639    $  3,668
                                                 =====================================================
Earnings (loss) per share from continuing
operations ...................................   $  0.06    $  (0.26)   $  0.38   $   0.73    $   0.84
Earnings (loss) per share from discontinued
operations ...................................      0.03       (0.24)      0.05      (0.10)      (0.08)
                                                 -----------------------------------------------------
Net income (loss) per share ..................   $  0.09    $  (0.50)   $  0.43   $   0.63    $   0.76
                                                 =====================================================
Weighted average shares outstanding (3) ......     2,460       2,460      2,519      2,612       4,841
                                                 =====================================================

                                                          JULY 31,
                                          ------------------------------------------
                                             1993       1994      1995      1996
                                          ------------------------------------------
BALANCE SHEET DATA (1):

Working capital ........................   $ 3,926   $ 3,927   $26,159   $ 24,272

Total assets ...........................    20,580    25,785    47,300    103,913

Long-term debt, including capital leases       481       913       463     15,994

Total liabilities ......................    12,563    16,675    15,273     65,213

Shareholders' equity ...................     7,800     9,110    32,027     38,700

(1) In June 1996, the Company acquired Ace Novelty Co., Inc. ("Ace"), which was accounted for as a purchase. Ace assets and certain liabilities are included in the Company's Consolidated Balance Sheet at July 31, 1996 and its results of operations were included in the Consolidated Statement of Operations beginning June 21, 1996. For these reasons, the Consolidated Statement of Operations of the Company for the period subsequent to the acquisition are not comparative to prior periods. See "Business - Acquisition".
(2) In fiscal 1993, the Company discontinued its clothing business and sold its manufacturing facility in Mexico. The amounts shown are net of income tax benefit (provision) of $(32) and $146 in fiscal 1992 and 1993, respectively. Fiscal years 1992, 1993, 1994 and 1995 have been restated to reflect the disposition of 100% of the stock of Restaurants Universal Espana, which was sold during the third quarter of fiscal 1996. See Note 4 to the Company's Consolidated Financial Statements.
(3) The weighted average shares outstanding reflect the retroactive effect given for a 2-for-1 stock split, effected in October 1994, and a 0.82-for-1 reverse stock split effected in April 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

        THIS REPORT CONTAINS, IN ADDITION TO HISTORICAL INFORMATION, FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, WITHOUT LIMITATION, THE SUCCESSFUL INTEGRATION OF ACE, COMPETITIVE AND ECONOMIC FACTORS, PRICE CHANGES BY COMPETITORS, RELATIONSHIPS WITH LICENSORS, ABILITY TO MANAGE GROWTH, ABILITY TO SOURCE PRODUCTS, INTERNATIONAL TRADE RELATIONS, MANAGEMENT OF QUARTER TO QUARTER RESULTS, INCREASES IN COSTS OF RAW MATERIALS, TIMING OF TECHNOLOGICAL ADVANCES BY THE COMPANY AND ITS COMPETITORS, LACK OF ACCEPTANCE BY CONSUMERS OF NEW PRODUCTS, AND THE OTHER FACTORS DISCUSSED IN "RISK FACTORS", AND ELSEWHERE HEREIN. UPDATED INFORMATION WILL BE PERIODICALLY PROVIDED BY THE COMPANY AS REQUIRED BY THE SECURITIES EXCHANGE ACT OF 1934.

        The following discussion and analysis, together with the accompanying consolidated financial statements and related notes, will aid in understanding the Company's results of operations as well as its financial position, cash flows, indebtedness and other key financial information.

        The Company was formed in January 1992 and acquired certain assets from Pizza Management, Inc. on May 18, 1992. The Company's principal business is to design, develop, market and distribute stuffed toys and sculpted toy pillows and to market and distribute a broad line of novelty items. The Company sells these products to customers in the amusement and retail markets. The Company's toy operations accounted for approximately 95.2% of net sales from continuing operations for fiscal 1996. In addition, the Company owns and operates approximately 1,496 coin-operated amusement game machines in Texas. Net sales from continuing operations derived from vending operations accounted for approximately 4.6% of the Company's net sales for fiscal 1996. Net sales from continuing operations derived from vending operations as a percentage of net sales has declined in recent periods as the Company has emphasized its toy operations, and the Company anticipates that such trend will continue.

        In March 1996, the Company sold all of the stock of Restaurants Universal Espana, its European subsidiary that operated two restaurants in Spain, to an unrelated third party, for 205,000,000 Spanish pesetas or approximately U.S. $1.6 million. The sale resulted in a non-cash, non-recurring charge against earnings of approximately $239,000 and a loss from discontinued operations of approximately $145,000, for a total loss from discontinued operations of $384,000 in fiscal 1996. The buyer paid approximately $80,000 in cash, and the Company financed the balance of the sales price of approximately $1.5 million with the acceptance of a non-interest bearing note from the purchaser which calls for monthly principal payments based on the greater of six percent of net annual sales of certain of the buyer's restaurants, including the restaurants sold by the Company, or a series of minimum monthly payments over a period of eight years. The note balance is net of imputed interest of approximately $450,000 calculated at a rate of 10%. In the event that the buyer of the stock of Restaurants Universal fails to meet three months of agreed-upon installment payments, whether alternated or consecutive, the Company may cancel the contract, with all of the stock reverting back to the Company.

        In June 1996, the Company acquired substantially all of the operating assets, business operations and facilities (the "Acquisition") of Ace. The purchase price of approximately $45.1 million consists of approximately $39.6 million in cash, $2.9 million in subordinated debt, approximately $2.4 million in related direct costs, and approximately $0.2 million in the form of warrants issued by the Company to the former owners of Ace ("Sellers") to purchase up to 35,000 shares of the Company's Common Stock, commencing one year from the date of acquisition. The Acquisition has been accounted for using the purchase method. The Company recorded approximately $8.9 million of goodwill, which is the excess of the total purchase price plus related direct costs over the fair value of net assets acquired. Included in the calculation of net assets is approximately $3.3 million in certain trade payables and accrued liabilities, which the Company assumed. This goodwill is being amortized on a straight-line basis over a 40-year period. The final determination of the purchase price and all prorations and adjustments between the Company and the Sellers have not be resolved to date.

        Net toy sales to amusement customers accounted for approximately 63.9% of the Company's net sales for fiscal 1996. The Company sells both licensed and non-licensed products to its amusement customers for use principally as redemption prizes. Sales to amusement customers generally result in higher gross margins than sales to retail customers, with gross margins from the sale of licensed products to amusement customers generally exceeding those of non-licensed products. Although the Company has continued to increase sales to amusement customers, sales to these customers as a percentage of net sales declined during fiscal 1996 due to the greater percentage increase in net sales to retail customers. As a result of the acquisition of Ace and due to Ace's historic position in the amusement market, the Company does not anticipate this trend to continue.

        Net toy sales to retail customers accounted for approximately 31.3% of the Company's net sales for fiscal 1996. To date, substantially all of the Company's sales to retail customers have involved licensed products. Since the beginning of fiscal 1994, the Company has expanded its product offering of licensed stuffed toys through the addition of several licensed characters and trademarks. In addition, the Company commenced selling its Play-Faces(R) product line to retail customers during the first quarter of fiscal 1995. During fiscal 1996, the Company experienced larger percentage increases in sales to retail customers than to amusement customers. As a result of the Acquisition, the Company does not anticipate this trend to continue during fiscal 1997. Due to the higher volume purchasing power enjoyed by many of the larger retail customers, sales to retail customers typically involve larger dollar amounts but lower gross margins than the Company's sales to amusement customers. However, the lower gross margins have been partially offset by lower marketing and distribution costs associated with the sales to the larger retail customers.

        The Company began its international expansion of its toy sales with the opening of its distribution facility in Spain in August 1993. Since that time, the Company has experienced significant sales growth in its international operations, particularly in Western Europe. International toy operations accounted for 12.3% of net sales, and 18.3% of consolidated income from operations for fiscal 1996. A significant portion of the Company's international toy sales were generated by sales to the amusement market. The Company anticipates continued growth in international sales to both the amusement market and the retail markets. In addition, the Company anticipates an increase in sales of licensed products in international markets. The Company generally sells the same non-licensed products in Europe as in the United States. The Company sells certain licensed products exclusively in certain international countries while others are sold both domestically and internationally. The Company's European toy sales have generally resulted in higher gross margins than domestic toy sales.

        The Company's international and domestic operations are subject to risks such as manufacturing and transportation delays or interruptions, political and economic disruptions, weather, trade restrictions and fluctuations in foreign currencies. While the Company's operating results have not been materially impacted by such risks to date, there can be no assurance that such risks will not adversely impact the Company's operations in the future.

        The Company's international toy sales are made primarily to European Union countries through the Company's Spanish toy subsidiary. To date, all direct shipment sales from third-party manufacturers to the Company's customers (and the Company's cost of such goods) made by such subsidiary have been denominated in United States dollars. Accordingly, the Company is exposed to foreign currency risk from the shipment date until receipt of payment. Substantially all other sales by such subsidiary are transacted in Spanish pesetas, the functional currency, and have no currency risk. Purchases of raw materials by the Company's Spanish toy subsidiary for its stuffing operations from vendors in Spain are transacted in Spanish pesetas; therefore, there is no currency risk associated with those purchases. However, when the Company's Spanish toy subsidiary purchases inventory from its suppliers in the Far East, all such purchases are made in United States dollars and the Company experiences currency risk to the extent that the exchange rate between the United States dollar and the Spanish peseta fluctuates from the date the Company's subsidiary is notified that merchandise is shipped until the date it pays for the goods in United States dollars.

        Pursuant to the terms of the Company's license agreements with The Walt Disney Company, Time Warner Entertainment Company, L.P. and MGM/UA Licensing and Merchandising, A Division of Metro-Goldwyn-Mayer, Inc. for the sale of Play-Faces(R) in Canada, the Company must pay royalties in Canadian dollars. The Company's Spanish toy subsidiary also has a license agreement with The Coca-Cola Company for the sale of stuffed toys in certain Western European countries which requires the subsidiary to pay royalties in United States dollars. As a result of these license agreements, the Company experiences currency risk to the extent that exchange rates fluctuate from the date the royalty liability is incurred until the date the royalty is actually paid to the licensor. Additionally, the Company is exposed to foreign currency risk for intercompany receivable and payable transactions through the settlement date.

        Historically, no attempt has been made to minimize, by means of hedging or derivatives, the risk of potential currency fluctuations, since the currency risk has not been significant. The total unhedged exposure related to currency risk at July 31, 1996 was approximately $2,236,000.

        The Company commenced operations in May 1992 and, as a result, has a limited operating history upon which investors may base their evaluation of the Company's performance. The Company experienced significant growth in net sales and net income in fiscal 1994, 1995 and 1996. As a result of the Company's limited operating history and sales and income growth, period-to-period comparisons of operating results may not be meaningful and results of operations from prior periods may not be indicative of future results. The following discussion and analysis should be read in conjunction with "Selected Consolidated Financial Data" and the Company's Consolidated Financial Statements and the notes thereto.

RESULTS OF OPERATIONS

        The following table sets forth the Company's results of operations as a percentage of net sales for the periods indicated below:

                                                     YEAR ENDED JULY 31,
                                              ----------------------------------
                                                  1994       1995       1996
                                              ----------------------------------
Net sales ..................................     100.0%   100.0%    100.0%
Cost of sales ..............................      65.4     65.0      67.5
Gross profit ...............................      34.6     35.0      32.5
Selling, general and administrative expenses      27.9     26.6      23.5
Operating income ...........................       6.7      8.5       9.0
Interest expense ...........................       1.9      2.2        .9
Other income, net ..........................       --        .1        .9
Income from continuing operations ..........       2.7      4.0       5.5
Income (loss) from discontinued operations .        .4      (.6)      (.6)
Net income .................................       3.3      3.4       4.9

 YEARS ENDED JULY 31, 1996 AND 1995

        The comparison between fiscal 1996 and 1995 was affected by the Ace Novelty Co., Inc. acquisition, which occurred on June 20, 1996. Fiscal 1996 results of operations includes five weeks and five days of Ace.

        NET SALES. Net sales for the fiscal year ended July 31, 1996 increased approximately 55.5% or $26.5 million to approximately $74.2 million from approximately $47.7 million in the comparable period in fiscal 1995. Net sales from the Ace acquisition accounted for approximately 9.7% or $7.2 million of the Company net sales for fiscal 1996. Net sales derived from vending operations accounted for approximately 4.6% or approximately $3.4 million of the Company's net sales for fiscal 1996 as compared to approximately 7.9% or $3.8 million of the Company's net sales for fiscal 1995. Domestic net toy sales for fiscal 1996 increased approximately 65.6% or $24.4 million, and international net toy sales increased approximately 42.2% or $2.7 million from fiscal 1995.

        Net sales of licensed products for fiscal 1996 increased approximately 94.1% or $21.0 million to approximately $43.2 million, including $3.7 million related to Ace sales, from approximately $22.2 million in the comparable period in fiscal year 1995. Within licensed products for fiscal 1996, sales of Play-Faces(R) increased approximately 150.0% or $11.4 million, to approximately $19.0 million, from approximately $7.6 million in fiscal 1995. Net sales of non-licensed products increased approximately 28.6% or $6.1 million to approximately $27.5 million, including $3.5 million related to Ace sales, from approximately $21.4 million in fiscal 1995. Within non-licensed products, Acquisition sales accounted for approximately 12.6% or $3.5 million. Within non-licensed products, net sales of novelty items increased approximately 43.7% or $1.6 million to approximately $5.4 million, from approximately $3.8 million in fiscal 1995. Net sales of non-licensed stuffed toys increased approximately 25.4% or $4.5 million to approximately $22.1 million, from approximately $17.6 million in fiscal 1995.

        Net toy sales to retail customers for fiscal 1996 and 1995 accounted for approximately 31.3% or approximately $23.2 million and approximately 25.2% or approximately $12.0 million, respectively, of the Company's net sales. The approximate 92.7% increase in sales to retail customers from fiscal 1995 to the fiscal 1996 is primarily attributable to the continued growth in sales of the Play-Faces(R) line. To date, substantially all sales to retail customers have been comprised of licensed merchandise, primarily Play-Faces(R).

        Net toy sales to amusement customers for fiscal 1996 and 1995 accounted for approximately 63.9% or approximately $47.4 million, including $7.2 million related to Ace and approximately 66.1% or approximately $31.6 million, respectively, of the Company's net sales. The approximate 50.4% increase in sales volume is primarily attributable to the continued growth in the Company's sales to amusement park and arcade customers and the acquisition of Ace. The Company sells both licensed and non-licensed products to its amusement customers for use principally as redemption prizes. Sales to amusement customers generally result in higher gross margins than sales to retail customers, with gross margins from the sale of licensed products to amusement customers generally exceeding those of non-licensed products.

        GROSS PROFIT. Gross profit increased approximately 44.5% to approximately $24.1 million, including $2.4 million related to Ace, in fiscal 1996 from approximately $16.7 million in fiscal 1995, due primarily to the overall increase in the Company's net sales. Of that increase, 9.8% or $2.4 million is due to the Ace acquisition. Gross profit as a percentage of net sales decreased approximately 2.5% from approximately 35.0% for fiscal 1995 to approximately 32.5% for fiscal 1996 due to the increase in sales of licensed products to the retail market and competitive pressures relating to non-licensed products in the amusement market.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased approximately 37.8% to approximately $17.5 million in fiscal 1996, from approximately $12.7 million in fiscal 1995. This increase is primarily attributable to increased selling expenses, including payroll-related costs, sales commissions associated with the increase in the Company's sales, increased costs associated with the development of new products and product lines, increased costs related to the production of merchandise catalogs, increased travel and entertainment expenses related to the Company's expanded presence at toy industry tradeshows, and increased occupancy costs relative to the establishment of a distribution facility in Miami, Florida, the opening of an office in Hong Kong, and the expansion of the Company's distribution facility in Europe. As a percentage of net sales, the selling, general and administrative expenses decreased to approximately 23.5% from approximately 26.6%, due primarily to the Company's ability to service a greater volume of sales without a corresponding increase in selling, general and administrative expenses. The Company anticipates that selling, general and administrative expenses will continue to increase in future periods as a result of the above referenced factors as well as from the expansion of the Company's headquarters facility, among other things. Of the increase, $1.5 million is related to the Ace acquisition, primarily a result of approximately $1.0 million of increased salaries related to the Ace personnel added on June 20, 1996.

        INTEREST EXPENSE AND OTHER INCOME. Interest expense decreased approximately 37.3% to approximately $660,000 for fiscal 1996, from approximately $1.1 million in fiscal 1995 due to the retirement of the Company's notes payable and substantially all long-term debt during the fourth quarter of fiscal 1995 and the first quarter of fiscal 1996 using the net proceeds from the Company's initial public offering. Certain proceeds from the initial public offering were invested in interest bearing accounts and short-term securities earning interest income of approximately $656,000 during fiscal 1996. The Company anticipates interest expense to increase in future periods as a result of the financing of the acquisition of Ace.

YEARS ENDED JULY 31, 1995 AND 1994

        NET SALES. Net sales for the fiscal year ended July 31, 1995 increased approximately $15.1 million, or 46.6%, to approximately $47.7 million from approximately $32.6 million in fiscal 1994. Net sales of licensed products increased approximately $11.8 million or 114.4%, primarily due to the growth of sales of the Company's licensed products to both retail and amusement customers. Within licensed products, approximately $7.6 million of net sales was attributable to the introduction of Play-Faces(R) into the retail market. Net sales of non-licensed products increased approximately $3.8 million, or 20.9%, for the fiscal year ended July 31, 1995. Within non-licensed products, net sales of novelty items increased by approximately $2.6 million while net sales of non-licensed stuffed toys increased by approximately $1.2 million. Domestic net toy sales for the fiscal year ended July 31, 1995 increased approximately $11.1 million, or 42.5%, and international toy sales increased approximately $4.5 million, or 228.1%, from fiscal 1994. The Company anticipates that domestic and international sales of licensed products and domestic sales of novelty items will continue to increase, while non-licensed stuffed toy sales and non-toy sales will continue to decrease in significance as a percentage of net sales through at least fiscal 1996.

        GROSS PROFIT. Gross profit increased approximately 48.3% to approximately $16.7 million for the fiscal year ended 1995 from approximately $11.3 million in fiscal 1994 due to the overall increase in the Company's net sales. Gross profit as a percentage of net sales increased approximately 0.4% from 34.6% to 35.0% for the fiscal year ended July 31, 1994 and 1995, respectively. This increase is primarily attributable to a change in sales mix which resulted in increased sales of higher-margin licensed products.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased approximately 39.6% to approximately $12.7 million for fiscal 1995 from approximately $9.1 million in fiscal 1994. This increase is primarily attributable to selling expenses, such as payroll related costs, sales commissions and warehousing expenses associated with increased sales volume. As a percentage of net sales, these expenses decreased to approximately 26.6% from 27.9% due primarily to the Company's increased retail sales which have less selling and administrative costs as a percentage of sales.

        INTEREST EXPENSE. Interest expense increased approximately 73.4% to approximately $1.1 million for the fiscal year ended July 31, 1995 from approximately $606,000 in fiscal 1994 due to an increase in borrowings to finance the growth and expansion of the Company's business, coupled with increased borrowing costs associated with the increases in interest rates.

LIQUIDITY AND CAPITAL RESOURCES

        At July 31, 1996, the Company's working capital was approximately $25.2 million, compared to approximately $26.1 million at July 31, 1995. This decrease was primarily attributable to the financing of the acquisition of Ace. On June 20, 1996, the Company entered into a $34.0 million revolving credit and term loan under Revolving Credit Term Loan with Letter of Credit Facility, which has a maximum aggregate commitment of $65 million (the "$65 million Credit Facility") among The Chase Manhattan Bank, formerly Chemical Bank, (the "Bank ") as agent, Heller Financial, Inc. and Texas Commerce Bank N.A. (the "Lenders"), a $3.0 million subordinated loan from the Company's Chairman of the Board and Chief Executive Officer, Arturo Torres, and a $2.9 million subordinated loan from the Ace Sellers. The $65 million Credit Facility provides for a $53 million revolving line of credit commitment, subject to availability under a borrowing base calculated by reference to the level of eligible accounts receivable and inventory, and includes a $15 million sublimit for the issuance of letters of credit. The revolving credit facility matures on June 20, 1998. The $65 million Credit Facility also includes a $12 million acquisition term loan which requires sixty equal monthly principal payments of $200,000 plus accrued interest beginning August 1, 1996, with the last payment due and payable on June 20, 2001.

        Interest on borrowings outstanding under the revolving credit facility is payable monthly at an annual rate equal to, at the Company's option, (a) the Bank's Alternate Base Rate plus 0.50% or (b) the LIBOR rate plus 2.50%. For amounts outstanding under the term loans, interest is payable monthly in arrears at an annual rate equal to, at the Company's option, (a) the Bank's Alternate Base Rate plus 0.75% or (b) the LIBOR rate plus 2.75%. The Bank's "Alternate Base Rate," means, as of any day of determination thereof, a rate per annum equal to the greater of (a) the Prime Rate in effect on such day, (b) the Federal Funds Effective Rate (as defined in the $65 million Credit Facility) in effect for such day plus 0.50% (c) the Base CD Rate in effect for such day plus 1.00%.

        The $65 million Credit Facility replaced the Company's $10 million Revolving Credit and Term Loan Agreement with Letter of Credit Facility with NationsBank of Texas, N.A (the "$10 Million Credit Facility").

        The Company satisfies its capital requirements and seasonal liquidity shortfalls with cash flow primarily from borrowings and secondarily from operations. The Company's primary capital needs have consisted of the acquisition of Ace, acquisition of inventory, financing customer receivables, obtaining letters of credit, acquisition of licenses and international expansion.

        The Company's operating activities used net cash of approximately $8.3 million in fiscal 1996, provided net cash of approximately $2.2 million in fiscal 1995 and used net cash of approximately $505,000 in fiscal 1994. The cash flow from operations for 1996 was primarily affected by net income and changes in accounts and notes receivable, accounts payable, inventories, prepaids and other assets.

        Net cash used in investing activities in fiscal 1996, 1995 and 1994 was approximately $40.3 million, $2.1 million and $1.9 million, respectively. For fiscal 1996, net cash used in investing activities consisted principally of approximately $39.6 million for the acquisition of Ace and $1.8 million of expenditures related to the purchase of property and equipment. For fiscal 1995, net cash used in investing activities consisted of capital expenditures of approximately $1.2 million and the purchase of approximately $973,000 of short-term investments. For fiscal 1994, net cash used in investing activities consisted of capital expenditures for the purchase of property and equipment related primarily to the Company's vending operations of approximately $1.2 million and the completion of construction of a restaurant in Spain by Restaurants Universal at a cost of approximately $284,000. The Company intends to maintain its current level of vending operations, which the Company expects will require an annual capital outlay of approximately $100,000. The Company intends to incur such capital outlays only to the extent the cash flow from the vending operations can fund the anticipated expenditures.

        Net cash provided by financing activities in fiscal 1996, 1995 and 1994 was approximately $34.2 million, $14.8 million and $2.0 million, respectively. In fiscal 1996, cash provided by financing activities consisted primarily of net borrowings under the $65 million Credit Facility and from Mr. Torres and cash provided from the over-allotment option by the underwriters from the Company's initial public offering of common stock. In fiscal 1995, cash provided by financing activities consisted primarily of net proceeds from the issuance of common stock in the initial public offering, net of repayments of borrowings and capital lease obligations. In fiscal 1994, cash provided by financing activities consisted of net borrowings from Mr. Torres and the $10 million Credit Facility.

        As of July 31, 1996, the Company had approximately $21.9 million outstanding borrowings under the $65 million Credit Facility and approximately $5.7 million in outstanding irrevocable letters of credit and bankers' acceptances. Based on the level of the Company's eligible accounts receivable and inventory at July 31, 1996, the Company had approximately $12.9 million of additional borrowing capacity available under the $65 million Credit Facility, all of which could be used to support borrowings under the revolving of credit line or additional letters of credit.

        As of July 31, 1996, the Company's Spanish toy subsidiary had approximately $336,000 outstanding in irrevocable letters of credit under a letter of credit facility from Banco Del Comercio, Valencia, Spain, for the purchase of inventory.

        The Company's current policy is to permanently reinvest all earnings from foreign subsidiaries in those operations. This policy restricts the amount of cash available for distribution by these subsidiaries; however, the Company may obtain cash from the subsidiaries for repayment of intercompany obligations incurred in the normal course of business. Such undistributed earnings of foreign subsidiaries and intercompany obligations were approximately $1.8 million and $868,000, respectively, at July 31, 1996. In the event the Company changes its policy, a tax liability will be incurred for previous undistributed earnings, and any distributions would be subject to withholding and current income taxes.

        During fiscal 1997, the Company anticipates capital expenditures and working capital requirements of approximately $1.7 million. Such requirements include approximately $200,000 for expanding, relocating and upgrading domestic and international warehouse and distribution facilities, approximately $200,000 for acquiring additional character and trademark licenses and inventories, and approximately $1.3 million for other working capital and general corporate purposes. The Company believes that the net cash provided by operating activities and borrowings under the $65 million Credit Facility will be sufficient to meet the Company's current cash requirements for current operations through fiscal 1997.

SEASONALITY

        Both the retail and amusement toy industries are inherently seasonal. Generally, in the past, the Company's sales to the amusement industry have been highest during the third and fourth fiscal quarters, and collections for those sales have been highest during the succeeding first and second fiscal quarters. The Company's sales to the retail toy industry have been highest during its first and fourth fiscal quarters, and collections from those sales have been highest during the succeeding quarters. The Company's working capital needs and borrowings to fund those needs have been highest during the third and fourth fiscal quarters. As a result of the Company's acquisition of Ace, a leading supplier to the amusement market, the Company anticipates that its sale, collections and borrowings to fund working capital needs may become more significant in the third and fourth quarters.

INFLATION

        The Company does not believe that inflation in the United States or Europe in recent years has had a significant effect on its results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Reference is made to the Financial Statements referred to in the Index on page F-1 setting forth the consolidated financial statements of Play By Play Toys & Novelties, Inc. and Subsidiaries, together with the report of Coopers & Lybrand L.L.P. dated October 21, 1996.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

The information required by Part III (Items 10 through 13) is incorporated by reference to the captions "Principal Shareholders," "Election of Directors," "Management" and "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year covered by this Report.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) FINANCIAL STATEMENTS. Reference is made to the Index on page F-1 for a list of all financial statements filed as part of this Report.

(a)(2) FINANCIAL STATEMENT SCHEDULES. Reference is made to the Index on page F-1 for a list of all financial statement schedules filed as part of this Report.

(a)(3) EXHIBITS. Reference is made to the Exhibit Index on page E-1 for a list of all exhibits filed as part of this Report.

(b) REPORTS ON FORM 8-K. A current report was filed on July 5, 1996 with respect to the acquisition of Ace Novelty Co., Inc.

       REPORTS ON FORM 8-K/A An amendment to the 8-K was filed on September 3, 1996 with respect to the acquisition of Ace Novelty Co., Inc.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 29th day of October 1996.

                                    PLAY BY PLAY TOYS & NOVELTIES, INC.

                                    By:  /s/ JUANITA E. LOZANO
                                             Juanita E. Lozano
                                             CHIEF FINANCIAL OFFICER
                                              AND TREASURER

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              SIGNATURE                               TITLE                          DATE
By: /s/ ARTURO G. TORRES                  Chairman of the Board and Chief      October 29, 1996
        Arturo G. Torres                       Executive Officer
                                          (Principal Executive Officer)

By: /s/ MARK A. GAWLIK                   President, Chief Operating Officer    October 29, 1996
        Mark A. Gawlik                           and Director

By: /s/ JUANITA E. LOZANO                   Chief Financial Officer, and       October 29, 1996
        Juanita E. Lozano                           Treasurer
                                         (Principal Financial and Accounting
                                                     Officer)

By: /s/ SAUL GAMORAN                      Executive Vice President, General    October 29, 1996
        Saul Gamoran                       Counsel and Corporate Secretary

By: /s/ FRANCISCO SAEZ MOYA                    Vice President - European       October 29, 1996
        Francisco Saez Moya                         Operations

By: /s/ TOMAS DURAN                                  Director                  October 29, 1996
        Tomas Duran

     SIGNATURE                          TITLE                        DATE
     ---------                          -----                        ----
By: /s/ JAMES F. PLACE                 Director                 October 29, 1996
        James F. Place

By: /s/ STEVEN K. C. LIAO              Director                 October 29, 1996
        Steven K. C. Liao

By: /s/ OTTIS W. BYERS                 Director                 October 29, 1996
        Ottis W. Byers

By: /s/ BERTO GUERRA, JR.              Director                 October 29, 1996
        Berto Guerra, Jr.

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE
                                                                    PAGE
                                                                    ----
        Consolidated Financial Statements:

          Report of Independent Accountants ...................      F-2

          Consolidated Balance Sheets as of July
            31, 1995 and 1996 .................................      F-3

          Consolidated Statements of Income for the Years Ended
            July 31, 1994, 1995 and 1996 ......................      F-4

          Consolidated Statements of Shareholders'
            Equity for the Years Ended
            July 31, 1994, 1995 and 1996 ......................      F-5

          Consolidated Statements of Cash Flows for
            the Years Ended July 31, 1994, 1995 and 1996 ......      F-6

          Notes to Consolidated Financial Statements ..........      F-7

        Financial Statement Schedule:

          Schedule II - Valuation and Qualifying Accounts .....      S-1

All other schedules are omitted as the required information is not applicable or ed the information is presented in the consolidated financial statements, relat notes or other schedules.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors
Play By Play Toys & Novelties, Inc.

        We have audited the consolidated financial statements and the financial statement schedule of Play By Play Toys & Novelties, Inc. and Subsidiaries listed in the index on page F-1 of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Play By Play Toys & Novelties, Inc. and Subsidiaries as of July 31, 1995 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended July 31, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                             COOPERS & LYBRAND L.L.P.

Austin, Texas
October 21, 1996

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                      July 31,
                                                            -----------------------------
                                                                1995               1996
                                                            ------------    -------------
Current assets:
     Cash and cash equivalents ..........................   $ 15,569,051    $     531,040
     Short-term investments .............................        973,168             --
     Accounts and notes receivable, less allowance for
       doubtful accounts of $946,466 and $1,621,603 .....      9,900,927       29,306,584
     Inventories ........................................     13,892,990       44,437,694
     Other current assets ...............................        782,102        3,734,009
                                                            ------------    -------------
          Total current assets ..........................     41,118,238       78,009,327
Property and equipment, net .............................      5,805,653       15,130,186
Goodwill, less accumulated amortization of $17,943
  at July 31, 1996 ......................................           --          8,852,712
Other assets ............................................        376,259        1,920,689
                                                            ------------    -------------
          Total assets ..................................   $ 47,300,150    $ 103,912,914
                                                            ============    =============
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Bank overdraft .....................................    $      --       $   2,357,436
     Note payable to shareholder ........................      2,500,000        3,000,000
     Notes payable to banks and others ..................           --         21,775,809
     Current maturities of long-term debt ...............        153,111        4,518,411
     Current obligations under capital leases ...........        162,050          379,534
     Accounts payable, trade ............................      9,863,342       15,334,237
     Other accrued liabilities ..........................      1,186,652        4,371,357
     Income taxes payable ...............................        582,338        1,776,737
     Deferred income tax payable ........................        511,285          223,459
                                                            ------------    -------------
          Total current liabilities .....................     14,958,778       53,736,980
                                                            ------------    -------------
Long-term liabilities:
     Long-term debt, net of current maturities ..........           --         10,434,378
     Obligations under capital leases ...................        147,853          661,826
     Deferred income tax payable ........................        166,748          379,661
                                                            ------------    -------------
          Total liabilities .............................     15,273,379       65,212,845
                                                            ------------    -------------
Commitments and contingencies

Shareholders' equity :
     Preferred stock - no par value; 10,000,000 shares
        authorized; no shares issued ....................           --               --
     Common stock - no par value; 20,000,000 shares
        authorized; 4,565,700 and 4,841,100 shares issued          1,000            1,000
     Additional paid-in capital .........................     30,171,150       33,746,597
     Cumulative foreign currency translation adjustments         205,920         (414,306)
     Retained earnings ..................................      1,698,701        5,366,778
                                                            ------------    -------------
                                                              32,076,771       38,700,069
      Less cost of stock in treasury - 24,600 shares
        at July 31, 1995 ................................        (50,000)            --
                                                            ------------    -------------
          Total shareholders' equity ....................     32,026,771       38,700,069
                                                            ------------    -------------
          Total liabilities & shareholders' equity ......   $ 47,300,150    $ 103,912,914
                                                            ============    =============

                     The accompanying notes are an integral
                 part of the consolidated financial statements.

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                                              Year Ended July 31,
                                                                           --------------------------------------------------------
                                                                               1994                  1995                  1996
                                                                           ------------          ------------          ------------
Net sales ........................................................         $ 32,568,256          $ 47,730,510          $ 74,197,301
Cost of sales ....................................................           21,293,716            31,015,788            50,049,224
                                                                           ------------          ------------          ------------
    Gross profit .................................................           11,274,540            16,714,722            24,148,077
Selling, general and administrative expenses .....................            9,079,956            12,678,196            17,471,966
                                                                           ------------          ------------          ------------
    Operating income .............................................            2,194,584             4,036,526             6,676,111
Interest expense .................................................             (606,218)           (1,051,209)             (660,135)
Interest income ..................................................                1,825                21,438               547,807
Other income .....................................................                 --                    --                 107,981
                                                                           ------------          ------------          ------------
    Income from continuing operations
      before income tax ..........................................            1,590,191             3,006,755             6,671,764
Income tax provision .............................................             (709,996)           (1,108,157)           (2,619,649)
                                                                           ------------          ------------          ------------
Income from continuing operations ................................              880,195             1,898,598             4,052,115
Discontinued operations:
    Income (loss) from discontinued operations ...................              124,618              (259,361)             (145,036)
    Loss on disposal of discontinued operations ..................                 --                    --                (239,002)
                                                                           ------------          ------------          ------------
Income before minority interest ..................................            1,004,813             1,639,237             3,668,077
Minority interest in net loss of subsidiaries ....................               69,180                  --                    --
                                                                           ------------          ------------          ------------
    Net income ...................................................         $  1,073,993          $  1,639,237          $  3,668,077
                                                                           ============          ============          ============
Income (loss) per share:
    Continuing operations ........................................         $       0.38          $       0.73          $       0.84
    Discontinued operations ......................................                 0.05                 (0.10)                (0.08)
                                                                           ------------          ------------          ------------
Net income per share .............................................         $       0.43          $       0.63          $       0.76
                                                                           ============          ============          ============
Weighted average shares outstanding ..............................            2,519,383             2,612,333             4,841,100
                                                                           ============          ============          ============

                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                                      F-4
              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                 Cumulative
                                          Common Stock                            Foreign       Retained
                                    --------------------------     Additional     Currency      Earnings                   Total
                                      Shares                        Paid-In      Translation  (Accumulated  Treasury  Shareholders'
                                    Outstanding      Amount          Capital     Adjustments     Deficit)     Stock       Equity
                                    ----------    ------------    ------------    ---------    -----------   -------   ------------
Balance, August 1, 1994 .........    2,460,000    $      1,000    $  9,210,205    $(396,555)   $(1,014,529)     --      $ 7,800,121
Net income ......................                                                                1,073,993                1,073,993
Stock issued to acquire
   minority interest in
   subsidiary ...................       78,720                          72,711                                               72,711
Purchase of treasury stock ......      (24,600)                                                             $(50,000)       (50,000)
Foreign currency translation
   adjustments ..................                                                   212,687                                 212,687
                                    ----------    ------------    ------------    ---------    -----------   -------    -----------
Balance, July 31, 1994 ..........    2,514,120           1,000       9,282,916     (183,868)        59,464   (50,000)     9,109,512
Net income ......................                                                                1,639,237                1,639,237
Stock distributed as
   compensation .................       26,980                          14,915                                               14,915
Foreign currency translation ....                                                                                              --
   adjustments ..................                                                   389,788                                 389,788
Stock issued in initial public ..                                                                                              --
   offering .....................    2,000,000                      20,873,319                                           20,873,319
                                    ----------    ------------    ------------    ---------    -----------   -------    -----------
Balance, July 31, 1995 ..........    4,541,100           1,000      30,171,150      205,920      1,698,701   (50,000)    32,026,771
Net income ......................                                                                3,668,077                3,668,077
Warrants issued .................                                      245,350                                              245,350
Foreign currency translation
   adjustments ..................                                                  (620,226)                               (620,226)
Stock issued for exercise of
   over-allotment option of IPO .      300,000                       3,380,097                                            3,380,097
Retirement of treasury stock ....                                      (50,000)                               50,000           --
                                    ----------    ------------    ------------    ---------    -----------   -------    -----------
Balance, July 31, 1996 ..........    4,841,100    $      1,000    $ 33,746,597    $(414,306)   $ 5,366,778   $  --      $38,700,069
                                    ==========    ============    ============    =========    ===========   =======    ===========

                     The accompanying notes are an integral
                 part of the consolidated financial statements.

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              Year Ended July 31,
                                                                 -------------------------------------------
                                                                    1994            1995            1996
                                                                 -----------    ------------    ------------
Cash flows from operating activities:
  Net income .................................................   $ 1,073,993    $  1,639,237    $  3,668,077
  Adjustments to reconcile net income to
   net cash provided by (used in) operating activities:
     Depreciation and amortization ...........................       620,774         735,327         806,860
     Provision for doubtful accounts receivable ..............       353,353         660,569       1,163,346
     Deferred income tax provision (benefit) .................        83,116        (100,007)        (74,913)
     Minority interest in net loss of subsidiaries ...........       (69,180)           --              --
     Gain on sale of property and equipment ..................       (49,263)        (33,800)         (3,718)
     Loss from discontinued operations .......................          --              --           159,359
     Stock distributed as compensation .......................          --            14,915            --
     Change in operating assets and liabilities:
       Accounts and notes receivable .........................    (2,899,438)     (3,500,808)     (7,030,009)
       Inventories ...........................................    (1,493,896)     (2,051,931)    (13,325,525)
       Prepaids and other assets .............................        (3,016)        150,026      (2,488,704)
       Accounts payable and accrued liabilities ..............     1,948,079       4,317,955       7,675,770
       Net liabilities of discontinued operations ............      (139,025)           --              --
       Income taxes payable ..................................        69,396         336,141       1,190,791
                                                                 -----------    ------------    ------------
          Net cash provided by (used in) operating
           activities ........................................      (505,107)      2,167,624      (8,258,666)
                                                                 -----------    ------------    ------------
Cash flows from investing activities:
  Purchase of property and equipment .........................    (1,966,067)     (1,176,147)     (1,770,244)
  Proceeds from sale of property and equipment ...............        74,220         112,487           7,794
  Proceeds from sale of restaurants ..........................          --              --            79,643
  Purchase of Ace, net of cash acquired ......................          --              --       (39,610,662)
  Maturity (purchase) of short-term investments ..............          --          (973,168)        973,168
  Payments for intangible assets .............................       (50,453)        (27,860)        (45,919)
                                                                 -----------    ------------    ------------
          Net cash used in investing activities ..............    (1,942,300)     (2,064,688)    (40,366,220)
                                                                 -----------    ------------    ------------
Cash flows from financing activities:
  Proceeds from public offering of common stock, net .........          --        20,873,319       3,380,097
  Net borrowings (repayments) under Revolving Credit Agreement     1,905,799      (5,505,799)     19,342,177
  Costs related to issuance of debt ..........................          --              --          (755,115)
  Proceeds from long-term debt ...............................       832,193         121,090      14,900,000
  Repayment of long-term debt ................................      (543,253)       (537,088)        (99,869)
  Repayment of capital lease obligations .....................       (54,704)       (198,997)       (202,753)
  Purchase of minority interest ..............................       (75,000)           --              --
  Purchase of treasury stock .................................       (50,000)           --              --
  Increase in bank overdraft .................................          --              --        (2,357,436)
                                                                 -----------    ------------    ------------
          Net cash provided by financing activities ..........     2,015,035      14,752,525      34,207,101
                                                                 -----------    ------------    ------------
Effect of foreign currency exchange rates ....................       212,687         389,788        (620,226)
                                                                 -----------    ------------    ------------
Increase (decrease) in cash and cash equivalents .............      (219,685)     15,245,249     (15,038,011)
                                                                 -----------    ------------    ------------
Cash and cash equivalents at beginning of period .............       543,487         323,802      15,569,051
                                                                 -----------    ------------    ------------
Cash and cash equivalents at end of period ...................   $   323,802    $ 15,569,051    $    531,040
                                                                 ===========    ============    ============

                     The accompanying notes are an integral
                 part of the consolidated financial statements.

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.        FORMATION

        Play By Play Toys & Novelties, Inc. ("PBP") was organized in January 1992 by four former employees of Pizza Management, Inc. ("PMI"), for the purpose of purchasing from PMI certain assets and assuming certain liabilities. Effective May 18, 1992, PBP purchased these assets with a carryover basis of approximately $8.7 million, for $5.3 million consisting of $5.0 million cash and a $260,000 note payable. Approximately $4.8 million of the cash portion of the purchase was funded by a loan from former majority shareholders of PMI (the "Loan Pool") to the four PBP shareholders. All accrued interest and principal was paid in May 1994. PBP commenced operations as of the acquisition date, May 18, 1992, and the transaction has been accounted for in accordance with FASB Emerging Issues Task Force Issue No. 88-16 "Basis in Leveraged Buyout Transactions," utilizing carryover basis of assets and liabilities.

        Effective April 1, 1993, the Loan Pool acquired approximately 2,362,000 of the 2,460,000 outstanding shares from the PBP shareholders for the forgiveness of the note principal and accrued interest aggregating approximately $5.1 million. The former majority shareholder of PMI, who had a 94% interest in the Loan Pool, simultaneously distributed approximately 736,000 of such shares back to the original shareholders which has been reported as compensation. Based on a stock valuation study performed by an independent appraiser as of April 1, 1993, PBP reported compensation expense of $519,949 in the year ended July 31, 1993.

        In February 1994, the Company acquired the 30% minority interest of a subsidiary from a related party for $147,711, consisting of cash of $75,000 and 78,720 shares of the Company's stock valued at $72,711. This transaction was accounted for using the purchase method of accounting. Accordingly, the purchased net assets, consisting principally of restaurant equipment and improvements utilized in the operations of two restaurants in Spain, were recorded at their estimated fair value, which approximated their book value at the date of the acquisition. Additionally, the Company sold its 50% interest in another foreign subsidiary in the year ended July 31, 1994 for approximately $15,000, resulting in a gain of approximately $125,000 which is reported in income from operations.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

        The consolidated financial statements include the accounts of PBP and all majority-owned subsidiaries (the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation. Certain reclassifications have been made to the prior years' financial statements to conform with the current year presentation.

PERVASIVENESS OF ESTIMATES

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FOREIGN CURRENCY TRANSLATION

        All balance sheet accounts of foreign subsidiaries are translated from foreign currencies into U.S. dollars at the year-end rates of exchange, while income and expense accounts are translated at average

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

currency exchange rates in effect during the period. The resulting translation adjustment is recorded as a separate component of shareholders' equity. Gains and losses from foreign currency transactions (transactions denominated in a currency other than the entity's functional currency) are included in operating income. The foreign currency transaction gain was not material for fiscal 1994 and 1995 and was $108,000 for fiscal 1996. Transaction gains and losses occur primarily from sales in Europe.

        Pursuant to the terms of certain of the Company's license agreements, the Company must pay royalties on these licenses in Canadian dollars. The Company's subsidiary in Spain also has a license agreement that requires the subsidiary to pay royalties in United States dollars. As a result of these license agreements, the Company experiences currency risk to the extent that exchange rates fluctuate from the date the royalty liability is incurred until the date the royalty is actually paid to the licensor. Additionally, the Company is exposed to foreign currency risk for intercompany receivable and payable transactions through the settlement date.

        Historically, no attempt has been made to minimize, by means of hedging or derivatives, the risk of potential currency fluctuations, since the currency risk has not been significant. The total unhedged exposure related to currency risk at July 31, 1996 was approximately $2,236,000.

CASH EQUIVALENTS

        For purposes of the statements of cash flows, the Company considers all time deposits with original maturities of three months or less to be cash equivalents.

CONCENTRATIONS OF CREDIT RISK

        Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade receivables. The Company's cash and cash equivalents consist of highly liquid cash deposits in major financial institutions. The Company's trade receivables result primarily from its retail and amusement operations and reflect a broad customer base. The Company generally requires no collateral from its customers; however, it routinely assesses the financial strength of its customers. No customer accounted for more than 10% of the Company's net sales in fiscal 1994, 1995 and 1996.

        The Company's products based on trademarks licensed by The Coca-Cola Company accounted for approximately 16.5% and 13.8% of the Company's net sales in fiscal 1995 and 1996, respectively. In addition, the licensed products for LOONEY TUNES' characters and Disney Characters accounted for 16.4% and 11.4%, respectively, of the Company's net sales in fiscal 1996.

        The majority of the Company's manufacturing is arranged directly by the Company with the manufacturing facilities. No manufacturer accounted for more than 10% of the Company's purchases of toy products during fiscal 1996, with the exception of Tri-State Manufacturing (China), Ltd. ("Tri-S"), which accounted for approximately 25.6% and 24.5% of such purchases during fiscal 1995 and 1996, respectively. During such period, Tri-S manufactured Play-Faces(R) and the COCA-COLA(R) brand Plush POLAR BEAR products. Tri-S is currently one of several manufacturers of these products for the Company. While the Company is not dependent on any single manufacturer in the Far East, the Company could be materially, adversely affected by political or economic disruptions affecting the business or operations of third party manufacturers located in the Far East.

SHORT-TERM INVESTMENTS

        The Company accounts for investments in debt and equity securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). The Company considers short-term investments to be investments in high quality debt securities with initial maturities between three months and one year. In accordance with SFAS 115, the Company classifies its short-term investments as held to maturity, as the Company has positive intent and ability to hold the securities to maturity. Securities classified as held to maturity are reported at amortized cost, which approximates fair value.

INVENTORIES

        Inventories are stated at the lower of cost or market. Cost of Play By Play inventory is primarily determined using the last-in, first-out (LIFO) method. Operating supplies and Ace inventory are determined by the first-in, first-out (FIFO) method, and inventory-in-transit is determined based on the specific identification method.

 PROPERTY AND EQUIPMENT

        Property and equipment are recorded at cost. Maintenance and repairs are charged to operations, and replacements or betterments are capitalized. Property or equipment sold, retired, or otherwise disposed of is removed from the accounts, and any gains or losses thereon are included in operations. Depreciation and amortization are determined using the straight-line method.

        Property and equipment is depreciated and amortized as follows:

                                                    TERM
                                                    ----
Building                                           20 years
Equipment                                          10 years
Vehicles                                           3 years
Computer hardware and software                     7 years
Leasehold improvements                 life of the lease (5-20 years)

INTANGIBLE ASSETS

        Goodwill related to the acquisition (see Note 3) represents the excess purchase price plus related direct costs over the fair value of net assets acquired and is amortized over 40 years from the date of acquisition using the straight line method.

        Other intangible assets consist primarily of debt issuance costs, which are amortized over the five-year term of the related debt on a straight-line basis, which approximates the interest method.

IMPAIRMENT OF LONG-LIVED ASSETS

        In the event that facts and circumstances indicate that the cost of long-lived assets other than financial instruments and deferred tax assets may be impaired, an evaluation of recoverability would be performed. If an evaluation of impairment is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required.

FAIR VALUE OF FINANCIAL INSTRUMENTS

        The carrying amount report in the balance sheet of cash and cash equivalents, short-term investments, accounts and notes receivable, accounts payable, and long term debt approximates its fair value. The Company estimates the fair value of notes receivable and long term debt by discounting the future cash flows of the instrument, using the Company's incremental rate of borrowing for a similar instrument.

REVENUE RECOGNITION

        Revenues from sales to customers are recognized when products are shipped.

INCOME TAXES

        Income taxes are provided in accordance with Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes." Accordingly, deferred income taxes are recognized for the tax consequences in future years of differences between tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

        The Company does not provide U.S. Federal income taxes on undistributed earnings of its foreign subsidiaries as such earnings are intended to be permanently reinvested in those operations.

EARNINGS PER SHARE

        Earnings per share is calculated using the weighted average number of common shares and common share equivalents outstanding during the period. All of the Company's common share equivalents were either not material or anti-dilutive for all periods presented, and were not included in the computation of earnings per share.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments to employees based on new fair value accounting rules. Although expense recognition for employee stock based compensation is not mandatory, SFAS 123 requires companies that choose not to adopt the new fair value accounting to disclose pro-forma net income and earnings per share under the new method. This new accounting principle is effective for the Company's fiscal year ending July 31, 1997. The Company believes that adoption will not have a material impact on its financial condition as the Company will not adopt the fair value accounting, but will instead comply with the disclosure requirements.

3.  ACQUISITION

        In June 1996, the Company acquired substantially all of the operating assets, business operations and facilities (the "Acquisition") of Ace. The purchase price of approximately $45.1 million consists of approximately $39.6 million in cash, $2.9 million in subordinated debt, approximately $2.4 million in related direct costs, and approximately $0.2 million in the form of warrants issued by the Company to the former owners of Ace ("Sellers") to purchase up to 35,000 shares of the Company's Common Stock, commencing one year from the date of acquisition. The Acquisition has been accounted for using the purchase method. The Company recorded approximately $8.9 million of goodwill, which is the excess of the total purchase price plus related direct costs over the fair value of net assets acquired. Included in the calculation of net assets is approximately $3.3 million in certain trade payables and accrued liabilities, which the Company assumed.

This goodwill is being amortized on a straight-line basis over a 40-year period. The final determination of the purchase price and all prorations and adjustments between the Company and the Sellers have not be resolved to date.

        The debt incurred by the Company in connection with the Acquisition consisted of (i) approximately $34.0 million in revolving credit and term loans under the Revolving Credit Term Loan with Letter of Credit Facility dated June 20, 1996, which has a maximum aggregate commitment of $65 million among The Chase Manhattan Bank, formerly Chemical Bank, (the "Bank") as agent, Heller Financial, Inc. and Texas Commerce Bank N.A. (the "Lenders"), and the Company, Ace Novelty Acquisition Co., Inc. ("ANAC") and Newco Novelty, Inc., a wholly owned subsidiary of ANAC, as borrowers (see Note 8) (ii) a $3.0 million subordinated loan from the Company's Chairman of the Board and Chief Executive Officer, Arturo Torres, and (iii) a $2.9 million subordinated loan from Sellers.

        The following is a summary of the Ace assets acquired and liabilities assumed, at the date of Acquisition (in thousands of dollars):

                    Current assets ............      $30,782
                    Property and equipment, net        8,737
                    Goodwill ..................        8,871
                                                     -------
                        Total assets ..........      $48,390
                                                     -------
                    Current liabilities .......      $ 3,259
                                                     =======

        The operating results of the Acquisition are included in the Company's consolidated results of operations from the date of acquisition. The following unaudited pro forma financial statement information assumes the Acquisition occurred at the beginning of fiscal year 1995. These results have been prepared for comparative purposes only and do not purport to be indicative of result that would have occurred had the Acquisition been made at the beginning of the periods presented, or of the results which may occur in the future.

                                               YEAR ENDED           YEAR ENDED
                                              JULY 31, 1995       JULY 31, 1996
                                              -------------       -------------
Net sales ..............................      $ 119,101,000       $ 126,163,000
Operating income (loss) ................         (3,954,000)          9,180,000
Income (loss) from continuing operations         (5,432,000)          6,510,000
Net income (loss) ......................      $  (5,691,000)      $   6,126,000
Earnings (loss) per share:
  Continuing operations ................      $       (1.12)      $        1.34
  Discontinued operations ..............              (0.05)              (0.08)
  Net earnings (loss) per share ........      $       (1.17)      $        1.26

4.  DISCONTINUED OPERATIONS

        In March 1996, the Company sold all of the stock of Restaurants Universal Espana, S.A. ("Restaurants Universal"), its European subsidiary that operated two restaurants in Spain, to an unrelated third party, for 205,000,000 Spanish pesetas, which was approximately U.S. $1.6 million at the date of the sale. The sale resulted in a non-cash, non-recurring charge against earnings of approximately $239,000 and a loss from discontinued operations of approximately $145,000, for a total loss from discontinued operations of $384,000 in fiscal year 1996. The Consolidated Statements of Operations for the years ended July 31, 1994 and 1995 have been restated to include the Company's former restaurant business as discontinued operations.

The buyer paid approximately $80,000 in cash, and the Company financed the balance of the sales price of approximately $1.5 million with the acceptance of a non-interest bearing note from the purchaser which calls for monthly principal payments based on the greater of six percent of net annual sales of specific restaurants, including the restaurants sold by the Company, or a series of minimum monthly payments over a period of eight years. The note balance, net of imputed interest of approximately $450,000 calculated at a rate of 10%, is included in accounts and notes receivable on the Consolidated Balance Sheet. In the event that the buyer of the stock of Restaurants Universal fails to meet three months of the agreed-upon installment payments, whether alternate or consecutive, the Company may cancel the contract, with all of the stock reverting back to the Company.

        The operating results and the loss on the sale of the restaurants have been reported separately as a component of discontinued operations in the Consolidated Statements of Income for the twelve months ended July 31, 1994, 1995 and 1996. The Company realized no tax benefit from the loss on the sale of Restaurants Universal. Further, the Company had not previously recorded a tax benefit on the operating losses of Restaurants Universal. Summarized results of operations for Restaurants Universal are as follows:

                                              YEAR ENDED JULY 31,
                                -----------------------------------------------
                                  1994              1995               1996
                                ----------       -----------        -----------
Net sales ...............       $2,850,971       $ 2,531,857        $ 1,516,791
Cost and expenses .......        2,600,733         2,053,722          1,630,501
Net income (loss) .......          124,618          (259,361)          (145,036)

5.  INITIAL PUBLIC OFFERING

        On July 19, 1995, the Company sold 2,000,000 shares of its common stock in an initial public offering at a price of $12.25 per share. The net proceeds from the issuance and sale of common stock amounted to approximately $20.9 million after deducting underwriter discounts and issuer expenses. Portions of the net proceeds were used to repay outstanding bank debt of approximately $3.3 million plus accrued interest, and debt to the principal shareholder of approximately $2.6 million plus accrued interest.

        On August 1, 1995, the underwriters of the Company's initial public offering purchased an additional 300,000 shares of the Company's common stock at $12.25 per share by exercising their over-allotment option. The net proceeds from the issuance and sale of the common stock amounted to approximately $3.4 million after deducting underwriters' discounts and issuer expenses. The remaining outstanding debt to the principal shareholder of approximately $2.5 million plus accrued interest was retired in August 1, 1995 with a portion of the net proceeds.

6.  INVENTORIES

        Inventories consist of the following:

                                                            JULY 31,
                                               ---------------------------------
                                                  1995                   1996
                                               -----------           -----------
Purchased for resale ...............           $13,659,003           $44,294,109
Operating supplies .................               233,987               143,585
                                               ===========           ===========
     Total .........................           $13,892,990           $44,437,694
                                               ===========           ===========

        Replacement cost of inventories approximates LIFO cost at each of the balance sheet dates. At July 31, 1995 and 1996 inventories in the amount of approximately $2.3 million and $22.3 million, respectively, were valued using the FIFO and specific identification methods. The excess current cost over the LIFO value of inventories was approximately $50,000 and $215,000 at July 31, 1995 and 1996, respectively.

7.  PROPERTY AND EQUIPMENT

        Property and equipment consists of the following:

                                                      JULY 31,
                                          -------------------------------
                                              1995               1996
                                          ------------       ------------
      Building .....................      $       --         $  4,583,842
      Equipment ....................         6,467,806         10,511,198
      Vehicles .....................           207,152            300,668
      Computer hardware and software           280,860            571,312
      Leasehold improvements .......           413,577            974,194
                                          ------------       ------------
                                             7,369,395         16,941,214
      Accumulated depreciation
        and amortization ...........        (1,563,742)        (1,811,028)
                                          ============       ============
                                          $  5,805,653       $ 15,130,186
                                          ============       ============

        Included in property and equipment in the accompanying consolidated balance sheets are the following assets held under capital leases:

                                                  JULY 31,
                                        -----------------------------
                                            1995             1996
                                        -----------       -----------
          Equipment ..............      $   553,835       $ 1,307,407

          Accumulated amortization         (154,115)         (239,562)
                                        ===========       ===========
                                        $   399,720       $ 1,067,845
                                        ===========       ===========

8.  Notes Payable and Long-Term Debt

    Notes payable and long-term debt consist of the following:

                                                                                   July 31,
                                                                          ---------------------------
                                                                             1995            1996
                                                                          ----------      -----------
Collateralized demand note payable to principal
  shareholder; interest payable monthly at prime
  plus 1.5% ........................................................      $2,500,000             --

Unsecured note payable to principal shareholder
   due on demand; interest payable monthly (see
   below).  Balance of principal and accrued interest
   payable no later than June, 1998 ................................            --        $ 3,000,000
                                                                          ----------      -----------
                                                                          $2,500,000      $ 3,000,000
                                                                          ==========      ===========
Subordinated loan of which first installment is due within two business days following the determination of the final balance sheet in accordance with the Asset Purchase Agreement, and accrues interest at 8.0% per annum. Second installment due and payable on December, 1996, third installment due and payable on
   June, 1998, is payable monthly in arrears at a rate of 12.0% per annum during the first six months and 10.0% per annum thereafter except with the payment due on June, 1998, which will continue to
   bear interest at 12.0% per annum ................................            --        $ 2,900,000

Term loan due in equal monthly principal payments
   of $200,000 plus accrued interest beginning August, 1996; the last payment due and payable on June, 2001. For amounts
   outstanding under the term loans, interest is payable monthly in arrears at an annual rate equal to, or at Company's option, (i)
   the Bank's Alternate Base Rate
   plus 0.75% or (ii) the LIBOR rate plus 2.75% ....................            --         12,000,000

Revolving line of credit; interest payable monthly
   at an annual rate equal to, or at the Company's
   option (i) the Bank's Alternate Base Rate plus
   0.50% or (ii) the LIBOR rate plus 2.50%.  The
   revolving credit facility matures in June, 1998 .................            --         21,775,993

Notes payable to banks and financing companies
   due in monthly installments with interest rates
   ranging from 7.4% to 12.03% collaterized by
   equipment .......................................................      $  153,111           52,605
                                                                          ==========      ===========

        In February 1995, the Company entered into a $10 million Revolving Credit and Term Loan Agreement with letter of credit facility with NationsBank of Texas, N.A. (the "$10 million Credit Facility") which replaced a $3 million revolving credit facility and a $2.6 million letter of credit facility existing at July 31, 1994. The $10 million Credit Facility provided for borrowings or the issuance of letters of credit for an amount up to $10 million based on eligible accounts receivable and inventory balances. The $10 million Credit Facility expired in April 1996.

        The $65 million Credit Facility (see Note 3) replaced the Company's $10 million Credit Facility. The $65 million Credit Facility includes a $53 million revolving line of credit commitment, subject to availability under a borrowing base calculated by reference to the level of eligible accounts receivable and inventory, and a $15 million sublimit for the issuance of letters of credit. The revolving credit facility matures on June 20, 1998. The $65 million Credit Facility also includes a $12 million term loan, which requires sixty equal monthly principal payments of $200,000 plus accrued interest beginning August 1, 1996, with the last payment due and payable on June 20, 2001.

        Interest on borrowings outstanding under the revolving line of credit is payable monthly at an annual rate equal to, at the Company's option, (i) the Bank's Alternate Base Rate plus 0.50% or (ii) the LIBOR rate plus 2.50%. On July 31, 1996 the interest rate was 8.09%. For amounts outstanding under the term loans, interest is payable monthly in arrears at an annual rate equal to, at the Company's option, (i) the Bank's Alternate Base Rate plus 0.75% or (ii) the LIBOR rate determination thereof, a rate per annum equal to the sum of (a) the greater of (i) the Prime Rate (as defined in the credit agreement related to the $65 million Credit Facility ( the "Credit Agreement")) in effect on a such day,
(ii) the Federal Funds Effective Rate (as defined in the Credit Agreement) in effect for such a day plus 1/2 of 1.0%, and (iii) the Base CD Rate (as defined in the Credit Agreement) in effect for such a day plus 1.0%. On July 31, 1996 the interest rate was 8.38%. The Company incurred approximately $755,000 in costs related to obtaining the $65 million Credit Facility, which is being amortized on a straight-line basis over the five year term of such $65 million Credit Facility. Further, the $65 million Credit Facility is subject to an annual fee, payable quarterly, of 0.50% of the unused portion of the revolving credit commitment, a fee of 2.0% of the face amount of letters of credit when issued and an annual administrative fee equal to $100,000.

        The $65 million Credit Facility is collateralized by a first lien on substantially all of the Company's assets, including 65% of the issued and outstanding stock of its foreign subsidiaries. The $65 million Credit Facility excludes the assets of the Company's foreign subsidiaries.

        As of July 31, 1996, the Company had approximately $21.9 million outstanding borrowings under the $65 million Credit Facility and approximately $5.7 million in outstanding irrevocable letters of credit and bankers' acceptances. Based on the level of the Company's eligible accounts receivable and inventory at July 31, 1996, the Company had approximately $12.9 million of additional borrowing capacity available under the $65 million Credit Facility, all of which could be used to support borrowings under the revolving of credit line or additional letters of credit.

        The Credit Agreement contains certain restrictive covenants and conditions among which are a prohibition from paying dividends, limitations on further indebtedness, restrictions on dispositions and acquisitions of assets, limitations on advances to third parties and foreign subsidiaries and compliance with certain financial covenants, including but not limited to a maximum total debt ratio and minimum interest expense coverage. In addition, the Credit Agreement prohibits Mr. Torres from significantly reducing his ownership in the Company below specified levels.

        As of July 31, 1996, the Company's Spanish toy subsidiary had approximately $336,000 outstanding in irrevocable letters of credit under a letter of credit facility from Banco Del Comercio, Valencia, Spain, for the purchase of inventory.

        To partially finance the Acquisition, Mr. Torres provided a $3.0 million unsecured demand loan. Interest on this loan is payable monthly at a per annum rate equal to the lesser of the Credit Agreement's Alternate Base Rate or the Maximum Lawful Rate. Repayment of the note is subordinated to payment of the Credit Facility pursuant to the terms of a Subordination Agreement dated June 20, 1996, by and among Mr. Torres, the Company and the Bank. Outstanding and unpaid principal and interest on the Torres loan is payable no later than June 21, 1998; however, earlier repayment of the note is permissible.

        As part of the consideration for the Acquisition, the Sellers (see Note
3) received a $2.9 million note (the "Ace Note") from the Company. The first installment on the Ace note in the amount of $600,000 is due and payable two business days following the determination of the final balance sheet of Ace and accrues interest at 8.0% per annum. The second installment on the Ace Note in the amount of $1.0 million is due and payable on December 20, 1996, of which $500,000 is subject to offset against any claims by the Company against the Sellers. The third installment on the Ace Note in the amount of $500,000 is due June 20, 1997 and is also subject to offset against any claims by the Company against the Sellers. The fourth installment on the Ace Note is due and payable on June 21, 1998 and is also subject to offset against any claims by the Company against the Sellers. Interest on the Ace Note, other than with respect to the first installment of $600,000, is payable monthly in arrears at a rate of 12.0% per annum during the first six months and 10.0% per annum thereafter, except with respect to the $800,000 payment due June 21, 1998, which will continue to bear interest at 12.0% per annum. Payment of all obligations under the Ace Note is subordinate to payment of the $65 million Credit Facility. The Ace Note is collateralized by certain assets of the Company, claims on which are also subordinate to the $65 million Credit Facility.

The following is a summary of short-term borrowings under the $65 million Credit Facility and other notes payable:

                                                     YEAR ENDED JULY 31,
                                             ----------------------------------
                                                  1995               1996
                                             --------------      --------------
Month-end maximum loan balance
  during the period ......................   $    8,345,000      $   24,775,993

Weighted average interest rate
  at period-end ..........................            10.25%               8.20%

The aggregate amount of maturities on long-term borrowings as of July 31, 1996 were as follows:

                Year ended July 31:
                             1997           $ 4,518,411
                             1998             3,234,378
                             1999             2,400,000
                             2000             2,400,000
                             2001             2,400,000
                                             -----------
                                             $14,952,789
                                             ===========

9.  COMMITMENTS AND CONTINGENCIES

CONTRACT

        The Company owns and operates amusement game machines having an identifiable net book value approximating $2.6 million at July 31, 1996 on a month-to-month basis pursuant to terms similar to those of an agreement that expired in June 1995. The Company's portion of revenues during the term of the expired agreement approximated $1.4 million, $1.4 million and $2.5 million in the years ended July 31, 1994, 1995 and 1996, respectively. Management is unable to determine the impact, if any, on future operations of the Company if the relationship is not continued or if it is continued under terms less favorable than those of the expired contract.

CAPITAL LEASES

        The Company leases equipment under capital lease agreements which expire at various dates through 1999. The lease agreements generally provide purchase options and require the Company to pay property taxes, utilities and insurance.

        Future minimum lease payments under capital leases at July 31, 1996, are as follows:

          Year ended July 31:
                       1997 ........................      $   450,016
                       1998 ........................          415,163
                       1999 ........................          297,609
                                                          -----------
          Total minimum lease payments .............        1,162,788
          Less amounts representing interest .......         (121,428)
                                                          -----------
                                                            1,041,360
          Less current portion .....................         (379,534)
                                                          ===========
          Long-term obligations under capital leases      $   661,826
                                                          ===========

OPERATING LEASES

        The Company leases its operating facilities, consisting primarily of warehouse, distribution and office space, under operating leases expiring at various dates through 2003. The lease agreements generally provide renewal options and require the Company to pay property taxes, utilities and insurance. Rent expense under operating leases was $1.5 million, $1.7 million and $1.5 million for the years ended July 31, 1994, 1995 and 1996, respectively.

        Minimum rental payments required under operating leases that have initial or remaining non-cancellable lease terms in excess of one year at July 31, 1996 are as follows:

              Year ended July 31:
                           x1997 .................      $2,001,341
                           x1998 .................       1,382,697
                           x1999 .................       1,154,673
                           x2000 .................         653,512
                           x2001 .................         656,887
              Thereafter .........................       1,273,847
                                                        ----------
                      Total minimum lease payments      $7,122,957
                                                        ==========

ROYALTIES

        The Company licenses entertainment characters and trademarks and pays associated royalties based on sales of the related products. Substantially all of the license agreements are for periods of one to three years and include guaranteed minimum royalty payments over the life of the agreements. Prepaid royalties are amortized as a charge against earnings based on the greater of straight-line amortization over the agreement period or royalties owed as a percentage of sales per the related agreement. Royalty expenses are reported as cost of sales in the statements of operations.

        Future guaranteed minimum royalty obligations by year end and in the aggregate under license agreements consist of the following at July 31, 1996:

             Year ended July 31:
                      1997 ........................      $3,899,911
                      1998 ........................       2,364,486
                      1999 ........................         941,586
                                                         ----------
                     Total minimum royalty payments      $7,205,983
                                                         ==========

LETTERS OF CREDIT

        The Company had commitments in the normal course of business, including outstanding irrevocable letters of credit and bankers' acceptances to certain banks approximating $7.1 million at July 31, 1996, relating primarily to the purchase of merchandise from various third-party overseas manufacturers. Liabilities under letters of credit are recorded when the Company is notified that merchandise has been shipped.

LEGAL PROCEEDINGS

        The Company is from time to time subject to routine litigation incidental to its business. The Company's management believes that the results of pending legal proceedings will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

10.  ADVERTISING EXPENSES

        Advertising expenses consist primarily of costs incurred in the design, development, printing and shipping of Company catalogs and a limited number of advertisements in trade publications. The Company expenses all advertising expenses as incurred. The Company's advertising expenses were approximately $244,000, $519,000 and $688,000 during fiscal 1994, 1995 and 1996, respectively.

11.  INCOME TAX

        Income tax provision (benefit) is as follows:

                                                  YEAR ENDED JULY 31,
                                        ---------------------------------------
Federal:                                  1994          1995           1996
                                        --------    -----------     -----------
      Current provision ............    $446,775    $   782,053     $ 1,987,531
      Deferred provision (benefit) .      83,116       (100,007)        (74,913)
                                        --------    -----------     -----------
          Total Federal ............     529,891        682,046       1,912,618
                                        --------    -----------     -----------
State - current ....................      62,737         79,613         323,007
                                        --------    -----------     -----------
Foreign - current ..................     117,368        346,498         384,024
                                        --------    -----------     -----------
      Net provision for income taxes    $709,996    $ 1,108,157     $ 2,619,649
                                        ========    ===========     ===========

        Reconciliations of the differences between income taxes computed at the Federal statutory tax rates and income tax provision are as follows:

                                                   YEAR ENDED JULY 31,
                                          -------------------------------------
                                            1994         1995          1996
                                          --------    ----------    -----------
Income taxes computed at Federal
  statutory rates ....................    $583,035       934,114    $ 2,137,659
Foreign tax differentials ............      21,989       105,653        172,097
Valuation allowance on capital
  loss carryover .....................        --            --          135,693
State tax provision ..................      62,737        52,545        213,185
Other - net ..........................      42,235        15,845        (38,985)
                                          --------    ----------    -----------
     Total provision .................    $709,996    $1,108,157    $ 2,619,649
                                          ========    ==========    ===========

        The tax effects of the significant temporary differences that comprise the deferred tax assets and liabilities are as follows:

                                                     YEAR ENDED JULY 31,
                                          -------------------------------------
                                             1994         1995         1996
                                          ----------   ----------   -----------
Assets:
   Current:
      Alternative minimum tax
        credit carryforward ...........   $  424,465   $     --     $      --
      Accounts receivable .............      121,934      218,984       406,011
      Capital loss carryover ..........         --           --         135,693
      Other - net .....................       20,917      123,112        86,514
      Valuation allowance .............         --           --        (135,693)
                                          ----------   ----------   -----------
        Gross deferred tax assets .....      567,316      342,096       492,525
                                          ----------   ----------   -----------
Liabilities:
   Current - LIFO inventory valuation .    1,319,564      853,381       715,984
   Non-current - basis of property
     and equipment ....................       25,792      166,748       379,661
                                          ----------   ----------   -----------
        Gross deferred tax liabilities     1,345,356    1,020,129     1,095,645
                                          ----------   ----------   -----------
        Net deferred tax liabilities ..   $  778,040   $  678,033   $   603,120
                                          ==========   ==========   ===========

        The Company recorded a valuation allowance on the capital loss carryover as management cannot be assured that the Company will be able to realize the benefit in future periods. Management believes it is more likely than not that the benefit of the remaining deferred tax assets will be realized, and thus has not recorded a valuation allowance on these amounts.

        Income taxes are not provided on undistributed earnings of foreign subsidiaries as those earnings are intended to be permanently reinvested in those operations. The amount of such earnings is insignificant at July 31, 1996. These earnings could become subject to additional tax upon distribution in the form of dividends or otherwise. It is not practicable to estimate the amount of additional U.S. tax that might be payable on the foreign earnings; however, the Company believes that U.S. foreign tax credits would largely eliminate any U.S. tax.

12.  SHAREHOLDERS' EQUITY

COMMON STOCK

        During October 1994 and April 1995, the Company effected a 2-for-1 stock split and a 0.82-for-1 reverse stock split, respectively. All share information included in the accompanying consolidated financial statements and notes thereto has been retroactively adjusted to reflect the stock split and reverse stock split.

STOCK OPTIONS

        In August 1994, the Board approved the Play By Play Toys & Novelties, Inc. 1994 Incentive Plan (the "Incentive Plan"), reserving 300,000 shares of the Company's stock for awards thereunder. On October 17, 1995, the Board approved a resolution to fund the Incentive Plan with an additional 400,000 shares of the Company's common stock. Under the Incentive Plan and at the discretion of the Board, awards may be granted to officers and employees of the Company in the form of incentive stock options and restricted stock. Stock options may be exercised at a purchase price determined by the Board of Directors, provided that the exercise price per share under the Incentive Plan shall be an amount not less than 100% of the fair market value on the date the option is granted or 110% of fair market value for beneficial owners of 10% or more of the Company's outstanding shares. No options were granted pursuant to the above shares. During fiscal 1996, certain of the Company's outside directors and an agent of the Company were awarded 50,000 non-qualified stock options for shares exercisable at a price of $14.58 per share (40,000 shares) and $14.03 per share (10,000 shares), pursuant to the terms of separate compensation agreements. No options were exercisable as of July 31, 1996.

Transactions under the Incentive Plan are summarized as follows:

                                               NUMBER               OPTION
                                             OF OPTIONS            PRICE PER
                                             FOR SHARES           OPTION SHARE
                                      ------------------------- ---------------
                                      QUALIFIED   NON-QUALIFIED
                                      ---------   ------------- ---------------
Options outstanding July 31, 1994 ...      --           --        --
Granted .............................   130,000       12,000    $13.48
Exercised ...........................      --           --        --
                                       --------       ------
Options outstanding July 31, 1995 ...   130,000       12,000    $13.48
                                       --------       ------
Granted .............................   311,500       50,000    $ 9.75 to $15.95
Cancelled ...........................   (13,000)        --        --
                                       --------       ------
Options outstanding July 31, 1996 ...   428,500       62,000    $ 9.75 to $15.95
                                       --------       ------

WARRANTS

        In connection with the initial public offering, the Company sold to the underwriters for a nominal amount, warrants for the purchase of up to 82,000 shares of the Company's Common Stock. The warrants are exercisable at $14.70 for a period of four years beginning July 20, 1996.

        In addition to the cash paid to the Sellers of Ace (see Note 3), the Company issued to the Sellers a warrant to purchase up to 35,000 common shares of the Company's common stock at a price per share equal to $14.90. The warrant is excercisable after one year from June 20, 1996, or earlier if the Company effects certain registrations of its common stock. The estimated value of the warrant of $245,350 has been recorded as an increase in goodwill, with an offsetting increase in additional paid-in capital.

PREFERRED STOCK

        Pursuant to the Company's Articles of Incorporation, the Board is authorized to issue from time to time up to 10,000,000 shares of Preferred Stock, in one or more series, and the Board is authorized to fix the dividend rights, dividend rates, any conversion rights or right of exchange, any voting right, any rights and terms of redemption (including sinking fund provisions), the redemption rights or prices, the liquidation preferences and any other rights, preferences, privileges and restrictions of any series of Preferred Stock and the number of shares constituting such series and the designation thereof. There were no shares of Preferred Stock outstanding as of July 31, 1996.

13.  TRANSACTIONS WITH RELATED PARTIES

        The accompanying statements of operations include the following amounts related to construction services provided to the principal shareholder:

                                                       YEAR ENDED JULY 31,
                                              ----------------------------------
                                                1994         1995         1996
                                              --------     --------     --------

Net sales ...............................     $499,785     $162,119     $   --
Selling, general and administrative
  expenses ..............................      434,596      140,973      106,650

        The principal shareholder leases seven land and building packages to a third party. The Company incurred costs of approximately $1.0 million, $1.0 million and $0.9 million in the years ended July 31, 1994, 1995 and 1996, respectively, for revenue sharing arrangements with the third party in connection with the Company's vending operations. The Company incurred costs of approximately $123,000, $108,000 and $103,000 for revenue sharing arrangements in the years ended July 31, 1994, 1995 and 1996, respectively, in connection with its vending operations with an entity related to another shareholder who is also a director of the Company.

        During fiscal 1996, the Company's subsidiary in Spain subcontracted certain work to a company whose major shareholder is the Company's Executive Vice President of European Operations, and is that subsidiary's president. The Company was invoiced $392,030 for work performed in the year ended July 31, 1996.

        Interest expense on notes payable to related parties approximated $496,000, $550,000 and $30,000 for the years ended July 31, 1994, 1995 and 1996, respectively. Fees incurred under guaranty agreements with the principal shareholder were $27,500, $76,905 and zero in the years ended July 31, 1994, 1995 and 1996, respectively.

14.  SUPPLEMENTAL CASH FLOW DISCLOSURES

        Supplemental cash flow information with respect to payments of interest and income taxes is as follows:

                                               YEAR ENDED JULY 31,
                                      ------------------------------------------
                                        1994            1995            1996
                                      --------       ----------       ----------
Interest paid .................       $747,990       $1,083,520       $  422,948
Income taxes paid .............        557,484          675,562        1,594,078

        The Company incurred capital lease obligations of $198,193, $164,827 and $966,979 in the years ended July 31, 1994, 1995 and 1996, respectively.

        During fiscal 1996 the Company retired all of the 24,600 shares of Treasury Stock outstanding by reducing additional paid-in capital by the $50,000 cost of those shares. The Company issued a note payable for $2,900,000 and warrants to purchase up to 35,000 shares of the Company's Common Stock to the Sellers of Ace to partially finance the Acquisition. The warrants were valued at $245,350 (see Note 3). The Company recorded a note receivable for 195,000,000 pesetas, or approximately $1.5 million, from the Buyers of the stock of Restaurants Universal (see Note 4).

        In the year ended July 31, 1994, the Company issued stock with a value of $72,711 as payment of a portion of the purchase price to acquire the 30% minority interest of a subsidiary from a related party.

15.  INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION

        The Company operates primarily in one industry segment, the sale of stuffed toys and novelty items, primarily to customers in the retail and amusement markets both domestically through its U.S. operations and in Europe through a Spanish subsidiary. There were no material amounts of sales or transfers among geographic areas and no material amounts of U.S. export sales.

        Information by geographic location is as indicated below. The toys and novelties industry segment includes sales of toy products and vending operations for each of the periods presented.

                                                YEAR ENDED JULY 31,
                                   ---------------------------------------------
                                      1994             1995             1996
                                   -----------     ------------     ------------
Net sales:
   United States .............     $30,612,572     $ 41,313,956     $ 65,096,521
   Europe ....................       1,955,684        6,416,554        9,100,780
                                   ===========     ============     ============
                                   $32,568,256     $ 47,730,510     $ 74,197,301
                                   ===========     ============     ============
Income from operations:
   United States .............     $ 2,000,622     $  2,761,995     $  5,453,622
   Europe ....................         193,962        1,274,531        1,217,489
                                   ===========     ============     ============
                                   $ 2,194,584     $  4,036,526     $  6,671,111
                                   ===========     ============     ============
Identifiable assets:
   United States .............     $21,131,074     $ 36,046,163     $ 91,948,711
   Europe ....................       2,678,027        9,210,074       11,964,203
                                   ===========     ============     ============
                                   $23,809,101     $ 45,256,237     $103,912,914
                                   ===========     ============     ============

                                         INDEX TO EXHIBITS

EXHIBIT
NUMBER                      DESCRIPTION OF EXHIBITS
-------                     -----------------------
2.1 Asset Purchase Agreement dated May 1, 1996, by and among Ace Novelty Acquisition Co., Inc. a Texas corporation ("Buyer"), Play By Play Toys & Novelties, Inc., a Texas corporation and the parent corporation of Buyer ("PBYP"), Ace Novelty Co., Inc., a Washington corporation ("ACE"), Specialty Manufacturing Ltd., a British Columbia, Canada corporation ("Specialty"), ACME Acquisition Corp., a Washington corporation ("ACME"), and Benjamin H. Mayers and Lois E. Mayers, husband and wife, Ronald S. Mayers, a married individual, Karen Gamoran, a married individual, and Beth Weisfield, a married individual (collectively, "Stockholders") (filed as Exhibit 2.1 to Form 8-K, File No. 33-07031), incorporated herein by reference.

2.2 Amendment No. 1 to Asset Purchase Agreement dated June 20, 1996 by, and among Buyer, PBYP, ACE, Specialty, ACME and Stockholders (filed as exhibit 2.2 to Form 8-K, File No. 33-07031) incorporated herein by reference.

3.1 Amended Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Registration Statement on Form S-1, File No. 33-92204), incorporated herein by reference.

3.2 Amended and Restated Bylaws of the Company (filed as Exhibit 3.2 to the Registration Statement on Form S-1, File No. 33-92204), incorporated herein by reference.

4 Play By Play Toys & Novelties, Inc. Warrant to Purchase Common Stock (filed as Exhibit 2.1 to Form 8-K, File No. 33-07031), incorporated herein by reference.

4.1 Specimen of Common Stock Certificate (filed as Exhibit 4.1 to the Registration Statement on Form S-1, File No. 33-92204), incorporated herein by reference.

4.2 Form of Warrant Agreement and Form of Warrant (filed as Exhibit 4.2 to the Registration Statement on Form S-1, File No. 33-92204), incorporated herein by reference.

4.3 Form of Play By Play Toys & Novelties, Inc. Grant of Incentive Stock Option (filed as Exhibit 4.3 to the Registration Statement on Form S-1, File No. 33-92204), incorporated herein by reference.

4.4 Form of Play By Play Toys & Novelties, Inc. Non-qualified Stock Option Agreement (filed as Exhibit 4.4 to the Registration Statement on Form S-1, File No. 33-92204), incorporated herein by reference.

10.1    Play By Play Toys & Novelties, Inc. 1994 Incentive Plan (filed as
        Exhibit 10.1 to the Registration Statement on Form S-1, File No. 33-92204), incorporated herein by reference.

10.2 Revolving Credit and Term Loan Agreement (With Letter of Credit Facility), dated February 14, 1995, among the Company, as borrower, Arturo G. Torres, as guarantor, and NationsBank of Texas, N.A., as lender (filed as Exhibit 10.2 to the Registration Statement on Form S-1, File No. 33-92204), incorporated herein by reference.

EXHIBIT
NUMBER                      DESCRIPTION OF EXHIBITS
-------                     -----------------------
10.3 Articles of Dissolution of Coast to Coast Apparel, Inc. dated December 30, 1994 (filed as Exhibit 10.3 to the Registration Statement on Form S-1, File No. 33-92204), incorporated herein by reference.

10.4 Articles of Merger of Subsidiary Corporations into Parent Corporation, dated November 14, 1994, merging Laramie Interests, Inc., Val Verde Vending, Inc. and Play By Play Toys and Novelties, Inc., with and into the Company (filed as Exhibit 10.4 to the Registration Statement on Form S-1, File No. 33-92204), incorporated herein by reference.

10.5 License Agreement, dated March 30, 1995, by and among The Coca-Cola Company, Coca-Cola, Ltd. and the Company (filed as Exhibit 10.5 to the Registration Statement on Form S-1, File No. 33-92204), incorporated herein by reference.

10.6 License Agreement, dated June 28, 1994, by and between Harley-Davidson, Inc. and the Company (filed as Exhibit 10.6 to the Registration Statement on Form S-1, File No. 33-92204), incorporated herein by reference.

10.7 Retail License, dated April 13, 1994, by and between Warner Bros., a division of Time Warner Entertainment Company, L.P. and the Company (filed as Exhibit 10.7 to the Registration Statement on Form S-1, File No. 33-92204), incorporated herein by reference.

10.8 Loan Agreement dated April 1, 1993, by and between Arturo G. Torres and the Company (filed as Exhibit 10.8 to the Registration Statement on Form S-1, File No. 33-92204), incorporated herein by reference.

10.9 Letter Agreement dated April 26, 1995, by and between Arturo G. Torres and the Company relative to the Loan Agreement set forth in Exhibit 10.8 (filed as Exhibit 10.9 to the Registration Statement on Form S-1, File No. 33-92204), incorporated herein by reference.

10.10 Credit Agreement dated June 20, 1996, by and among Play By Play Toys & Novelties, Inc., Ace Novelty Acquisition Co., Inc., Newco Novelty, Inc. and Chemical Bank, a New York banking corporation as agent for the lenders (filed as Exhibit 2.1 to Form 8-K, File No. 33-07031), incorporated herein by reference.

10.11 Promissory Note dated June 20, 1996, of Play By Play Toys & Novelties, Inc. payable to the order of Arturo G. Torres in the principal sum of $3,000,000 (filed as Exhibit 2.1 to Form 8-K, File No. 33-07031), incorporated herein by reference.

10.12 Subordination Agreement dated June 20, 1996, by and among Arturo G. Torres, Play By Play Toys & Novelties, Inc. and Chemical Bank (filed as
        Exhibit 2.1 to Form 8-K, File No. 33-07031), incorporated herein by reference.

10.13 Loan Agreement dated June 20, 1996, by and between Arturo G. Torres and Play By Play Toys & Novelties, Inc. (filed as Exhibit 2.1 to Form 8-K, File No. 33-07031), incorporated herein by reference.

EXHIBIT
NUMBER                      DESCRIPTION OF EXHIBITS
-------                     -----------------------

10.14 Promissory Note dated June 20, 1996, of Ace Novelty Acquisition Co., Inc. payable to the order of Ace Novelty Co., Inc. in the principal sum of $2,900,000 (filed as Exhibit 2.1 to Form 8-K, File No. 33-07031), incorporated herein by reference.

21      Subsidiaries of the Company.

23.1    Consent of Coopers & Lybrand L.L.P.

24 Powers of Attorney (filed as Exhibit 24 to the Registration Statement on Form S-1, File No. 33-92204), incorporated herein by reference.

27      Financial Data Schedule

                       PLAY BY PLAY TOYS & NOVELTIES, INC.
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                    Balance       Additions                        Balance
                                 At Beginning  Charged to Costs                    At End
                                   of Period     And Expenses      Deductions*    of Period
                                   ---------------------------------------------------------
Allowance for doubtful accounts:
   Year ended July 31, 1994 ....   $178,395      $  353,353         $173,120      $  358,628
   Year ended July 31, 1995 ....    358,628         660,569           72,731         946,466
   Year ended July 31, 1996 ....    946,466       1,163,346          488,209       1,621,603

----------------
* Net of recoveries of  $64,457 and $28,704 in 1995 and 1996, respectively.