Form 10-Q
period 1996-10-31
PLAY BY PLAY TOYS & NOVELTIES INC
filed 1996-12-16
CIK 945276

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)


  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1996

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

   The aggregate number of the Registrant's shares outstanding on December 10, 1996 was 4,881,100 shares of Common Stock, no par value.

================================================================================

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                              PAGE
                                                                            ----
  Item 1. Financial Statements:

          Consolidated Balance Sheets as of October 31, 1996 (unaudited)
            and July 31, 1996                                                 3

          Consolidated Statements of Income (unaudited) for the
            Three Months Ended October 31, 1996 and 1995                      4

          Consolidated Statements of Cash Flows (unaudited) for the
            Three Months Ended October 31, 1996 and 1995                      5

          Notes to Consolidated Financial Statements (unaudited)              6

          Risk Factors                                                        7

  Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                        8

PART II.  OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K

          (a)  Exhibit 27 - Financial Data Schedule

          (b) Report on Form 8-K/A. An amendment to the current report filed with respect to the acquisition of Ace Novelty Co. Inc., was filed on September 3, 1996.

SIGNATURES                                                                   11

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                   OCTOBER 31,      JULY 31,
                                                      1996            1996
                                                  ------------    -------------
                                                  (UNAUDITED)
 Current assets:
      Cash and cash equivalents ...............   $  1,201,622    $     531,040
      Accounts and notes receivable,
           less allowance for doubtful
           accounts of $2,113,738
           and $1,621,603 .....................     31,434,341       29,306,584
      Inventories .............................     37,125,950       44,437,694
      Other current assets ....................      3,087,003        3,734,009
                                                  ------------    -------------
           Total current assets ...............     72,848,916       78,009,327
 Property and equipment, net ..................     15,163,656       15,130,186
 Goodwill, less accumulated amortization
      of $73,397 and $17,943 ..................      9,055,110        8,852,712
 Other assets .................................      1,850,899        1,920,689
                                                  ------------    -------------
           Total assets .......................   $ 98,918,581    $ 103,912,914
                                                  ============    =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
      Bank overdraft ..........................   $       --      $   2,357,436
      Note payable to shareholder .............      3,000,000        3,000,000
      Notes payable to banks and others .......     18,961,723       21,775,809
      Current maturities of long-term debt ....      4,515,093        4,518,411
      Current obligations under capital leases         476,776          379,534
      Accounts payable, trade .................     13,440,811       15,334,237
      Other accrued liabilities ...............      4,471,922        4,371,357
      Income taxes payable ....................      2,631,018        1,776,737
      Deferred income tax payable .............        233,401          223,459
                                                  ------------    -------------
           Total current liabilities ..........     47,730,744       53,736,980
                                                  ------------    -------------
 Long-term liabilities:
      Long-term debt, net of current maturities      9,832,953       10,434,378
      Obligations under capital leases ........        775,689          661,826
      Deferred income tax payable .............        422,486          379,661
                                                  ------------    -------------
           Total liabilities ..................     58,761,872       65,212,845
                                                  ------------    -------------
 Commitments and contingencies

 Shareholders' equity :
      Preferred stock - no par value;
           10,000,000 shares authorized;
           no shares issued ...................           --               --
      Common stock - no par value;
           20,000,000 shares authorized;
           4,841,100 and 4,841,100
           shares issued ......................          1,000            1,000
      Additional paid-in capital ..............     33,746,597       33,746,597
      Cumulative foreign currency
           translation adjustments ............       (403,583)        (414,306)
      Retained earnings .......................      6,812,695        5,366,778
                                                  ------------    -------------
           Total shareholders' equity .........     40,156,709       38,700,069
                                                  ------------    -------------
           Total liabilities &
              shareholders' equity ............  $ 98,918,581    $ 103,912,914
                                                  ============    =============

                 The accompany notes are an integral part of the
                       Consolidated Financial Statements.

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                  THREE MONTHS ENDED OCTOBER 31,
                                                  ------------------------------
                                                       1996            1995
                                                   ------------    ------------
Net sales ......................................   $ 39,890,521    $ 23,439,570
Cost of sales ..................................     28,475,871      16,402,967
                                                   ------------    ------------
     Gross profit ..............................     11,414,650       7,036,603
Selling, general and administrative expenses ...      7,936,036       4,475,017
                                                   ------------    ------------
     Operating income ..........................      3,478,614       2,561,586
Interest expense ...............................     (1,151,209)        (73,497)
Interest income ................................         91,631         290,831
Other income ...................................        (48,681)           --
                                                   ------------    ------------
     Income from continuing operations
        before income tax ......................      2,370,355       2,778,920
Income tax provision ...........................       (924,438)     (1,119,157)
                                                   ------------    ------------
Income from continuing operations ..............      1,445,917       1,659,763
Discontinued operations:
     Loss from discontinued opeRATIONS .........           --           (90,453)
                                                   ============    ============
     Net income ................................   $  1,445,917    $  1,569,310
                                                   ============    ============
Income (loss) per share:
     Continuing operations .....................   $       0.30    $       0.34
     Discontinued operations ...................           --             (0.02)
                                                   ============    ============
Net income per share ...........................   $       0.30    $       0.32
                                                   ============    ============
Weighted average shares outstanding ............      4,841,100       4,841,100
                                                   ============    ============

                  The accompanying notes are an integral part
                   of the Consolidated Financial Statements.

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                  THREE MONTHS ENDED OCTOBER 31,
                                                  ------------------------------
                                                       1996            1995
                                                   ------------    ------------
Cash flows from operating activities:
  Net income ...................................   $  1,445,917    $  1,569,310
  Adjustments to reconcile net income to
   net cash provided by (used in)
   operating activities:
     Depreciation and amortization .............        441,956         197,347
     Provision for doubtful accounts receivable         399,434         501,210
     Deferred income tax provision (benefit) ...         52,767        (333,389)
     Gain on sale of property and equipment ....           --            (2,718)
     Change in operating assets and liabilities:
       Accounts and notes receivable ...........     (2,527,191)     (2,694,448)
       Inventories .............................      7,311,744      (3,481,152)
       Prepaids and other assets ...............        730,777        (318,697)
       Accounts payable and accrued liabilities      (6,765,585)      1,398,168
       Income taxes payable ....................        854,281         922,669
                                                   ------------    ------------
          Net cash provided by (used in)
           operating activities ................      1,944,100      (2,241,700)
                                                   ------------    ------------

Cash flows from investing activities:
  Purchase of property and equipment ...........       (419,972)       (196,547)
  Proceeds from sale of property
   and equipment ...............................           --            14,493
  Purchase of short-term investments ...........           --        (1,820,148)
  Payments for intangible assets ...............        (13,981)        (34,778)
                                                   ------------    ------------
          Net cash used in investing
           activities ..........................       (433,953)     (2,036,980)
                                                   ------------    ------------
Cash flows from financing activities:
  Proceeds from exercise of over-allotment
   of common stock, net ........................           --         3,380,097
  Repayment of notes payable ...................    (31,628,276)     (2,500,000)
  Net borrowing under Revolving Credit
   Agreement ...................................     28,814,190            --
  Proceeds from long-term debt .................        340,904            --
  Repayment of long-term debt ..................       (604,743)           --
  Repayment of capital lease obligations .......       (129,799)           --
  Decrease in bank overdraft ...................      2,357,436            --
  Repayment of long-term debt and capital
   lease obligations ...........................           --          (175,117)
                                                   ------------    ------------
          Net cash provided by (used in)
           financing activities ................       (850,288)        704,980
                                                   ------------    ------------
Effect of foreign currency exchange rates ......         10,723        (239,081)
                                                   ------------    ------------
Increase (decrease) in cash and cash
 equivalents ...................................        670,582      (3,812,781)
Cash and cash equivalents at beginning
 of period .....................................        531,040      15,569,051
                                                   ============    ============
Cash and cash equivalents at end of period .....   $  1,201,622    $ 11,756,270
                                                   ============    ============
Non-cash investing activity - capital
 leases incurred ...............................   $    350,000    $       --
                                                   ============    ============

                   The accompanying notes are an integral part of the Consolidated Financial Statements.

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The accompanying unaudited consolidated financial statements and related disclosures have been prepared in accordance with generally accepted accounting principles applicable to interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and interim results of Play By Play Toys & Novelties, Inc. (the "Company") as of and for the periods presented have been included. Certain amounts in the financial statements for the prior period have been reclassified to conform with the current year presentation. Because the Company's business is seasonal, results for interim periods are not necessarily indicative of those which may be expected for a full year.

    The financial information included herein should be read in conjunction with the Company's consolidated financial statements and related notes in its Annual Report on Form 10-K for the fiscal year ended July 31, 1996, which is on file with the United States Securities and Exchange Commission.

    Earnings per share is calculated using the weighted average number of common shares and common share equivalents outstanding during the period. All of the Company's common share equivalents were immaterial or anti-dilutive for all periods presented, and were not included in the computation of earnings per share.

2.  INVENTORIES

    Inventories are comprised of the following:

                                          OCTOBER 31,     JULY 31,
                                             1996          1996
                                          -----------   -----------
                Purchased for resale ..   $36,764,350   $44,294,109

                Operating supplies ....       361,600       143,585
                                          -----------   -----------
                    Total .............   $37,125,950   $44,437,694
                                          ===========   ===========

3.  SUBSEQUENT EVENT

        In November 1996, the Company acquired The TLC Gift Company Limited ("TLC") based in Doncaster, England. TLC is a leading UK distributor of high quality specialty plush toy and novelty products to the European retail and amusement markets. The Company effected the purchase of TLC by issuing 40,000 shares of common stock to the sellers. TLC will become a wholly owned subsidiary of Play By Play Europe, S.A. and will combine its principal office with Play By Play Europe's headquarters in Valencia, Spain.

RISK FACTORS

        THIS REPORT CONTAINS, IN ADDITION TO HISTORICAL INFORMATION, FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, WITHOUT LIMITATION, THE SUCCESSFUL INTEGRATION OF ACE NOVELTY CO. INC. ("ACE"), COMPETITIVE AND ECONOMIC FACTORS, PRICE CHANGES BY COMPETITORS, RELATIONSHIPS WITH LICENSORS, ABILITY TO MANAGE GROWTH, ABILITY TO SOURCE PRODUCTS, INTERNATIONAL TRADE RELATIONS, MANAGEMENT OF QUARTER-TO-QUARTER RESULTS, INCREASES IN COSTS OF RAW MATERIALS, TIMING OF TECHNOLOGICAL ADVANCES BY THE COMPANY AND ITS COMPETITORS, LACK OF ACCEPTANCE BY CONSUMERS OF NEW PRODUCTS, THE OTHER FACTORS DISCUSSED IN THIS SECTION AND ELSEWHERE HEREIN, AND OTHER RISKS DETAILED FROM TIME-TO-TIME IN THE COMPANY'S REPORTS FILED WITH THE UNITED STATES SECURITIES AND EXCHANGE COMMISSION, INCLUDING, WITHOUT LIMITATION, THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED JULY 31, 1996. UPDATED INFORMATION WILL BE PERIODICALLY PROVIDED BY THE COMPANY AS REQUIRED BY THE SECURITIES EXCHANGE ACT OF 1934.

        RELIANCE ON LICENSE AGREEMENTS. Sales of licensed products accounted for approximately 56.2% of the Company's net sales during the first quarter of fiscal 1997. Sales of products developed and sold under the Company's licenses from The Coca-Cola Company accounted for approximately 6.2%, those from LOONEY TUNES' characters accounted for approximately 23.1% and those from Disney characters accounted for approximately 9.9% of the Company's net sales during the first quarter of fiscal 1997. The Company's existing license agreements generally have terms ranging from one to two years, and approximately 69% and 31% of such licenses terminate during fiscal 1997 and 1998, respectively. In the past, the Company has been successful in renewing its material licenses and none of its material licenses has been terminated; however, there can be no assurance that the Company will be able to procure new license agreements, renew existing license agreements, or that existing licenses will not be terminated. In addition, as a result of increased competition for licenses, the Company has in certain instances been required, and anticipates a continued requirement in the future, to pay higher royalties and higher minimum guaranty payments to obtain or renew licenses. There can be no assurance that the Company will be able to obtain additional or renew existing licenses for characters or trademarks on commercially reasonable terms. The Company's license agreements limit both the products that can be manufactured thereunder and the territory and market in which such products may be marketed. Certain of the Company's license agreements require licensor approval before merger, reorganization, certain stock sales, certain management changes or assignment of the license, which restrictions could affect the growth of the Company. In addition, the Company's licensors typically have the right to approve, in their sole discretion, the products developed by the Company and the third party manufacturer of such products. Obtaining such approvals may be time consuming and could adversely affect the timing of the introduction of new products. All of the Company's material licenses are non-exclusive. Licenses that overlap the Company's licenses with respect to products, geographic areas and markets have been and may continue to be granted to competitors of the Company.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Except for the historical information contained herein, the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially, including, without limitation, the successful integration of Ace, relationships with licensors, new product introduction, ability to manage growth, ability to source products, international trade relations and management of quarter-to-quarter results, and other risks set forth in the "Risk Factors" section hereof and detailed from time-to-time in the Company's SEC reports, including the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1996 (see "Risk Factors"). Updated information will be periodically provided by the Company as required by the Securities Exchange Act of 1934.

RESULTS OF OPERATIONS

    The following table sets forth the Company's results of operations as a percentage of net sales for the periods indicated below:

                                                THREE MONTHS ENDED OCTOBER 31,
                                                ------------------------------
                                                      1996           1995
                                                     ------         ------
                                                           (UNAUDITED)
Net sales ....................................       100.0%         100.0%
Cost of sales ................................        71.4           70.0
Gross profit .................................        28.6           30.0
Selling, general and administrative expenses .        19.9           19.1
Operating income .............................         8.7           10.9
Interest expense .............................        (2.9)          (0.3)
Interest income ..............................         0.2            1.2
Other income .................................         0.1            --
Net income ...................................         3.6            6.7

        NET SALES. Net sales for the fiscal quarter ended October 31, 1996 ("fiscal 1997") increased 70.2% to approximately $39.9 million from approximately $23.4 million in the comparable period in fiscal 1996. The Company's toy operations accounted for approximately 97.9% or $39.1 million of net sales for the first quarter of fiscal 1997 and 96.1% or $22.5 million of net sales for the first quarter of fiscal 1996. Net sales derived from the vending operations accounted for approximately 2.0% or $816,000 of the Company's net sales for the first quarter of fiscal 1997 as compared to 3.8% or $880,000 of the Company's net sales for the first quarter of fiscal 1996. Domestic net toy sales for the first quarter of fiscal 1997 increased approximately 70.9% or $14.6 million, and international toy sales increased approximately 100.5% or $1.9 million, from $20.6 million and $1.9 million, respectively, in the comparable quarter in fiscal 1996.

        Net sales of licensed products increased approximately 40.0% or $6.4 million to $22.4 million, from approximately $16.0 million in the comparable period in fiscal 1995. Within licensed products, the LOONEY TUNES licensed product sales increased approximately 99.3% or $4.6 million to $9.3 million, from approximately $4.7 million in the comparable quarter in fiscal 1995. Ace's licensed sales were approximately $6.3 million for the first quarter of fiscal 1997. Net sales of non-licensed products increased approximately 155.7% or $10.1 million from approximately $6.5 million in the comparable quarter in fiscal 1996.

        Net toy sales to retail customers for the first quarter of fiscal 1997 and 1996 accounted for approximately 28.5% or $11.4 million and 49.0% or $11.4 million, respectively, of the Company's net sales.

While sales remained flat for the first quarter of fiscal 1997 compared to the corresponding period in fiscal 1996, PLAYOFACES(R) sales decreased by approximately $2.5 million for the first quarter of fiscal 1997 offset by an increase in licensed stuffed toy sales of approximately $2.5 million.

        Net toy sales to amusement customers for the first quarter of fiscal 1997 and 1996 accounted for approximately 69.5% or $27.7 million and 47.2% or $11.1 million, respectively, of the Company's net sales. The increase is primarily attributable to Ace, which accounted for approximately $16.5 million, and the strong European market, which accounted for approximately $2.5 million, a 76.9% increase from the comparable period in fiscal 1996. The Company sells both licensed and non-licensed products to its amusement customers for use principally as redemption prizes. Sales to amusement customers generally result in higher gross margins than sales to retail customers, with gross margins from the sale of licensed products to amusement customers generally exceeding those of non-licensed products.

        GROSS PROFIT. Gross profit increased approximately 62.2% to approximately $11.4 million for the first quarter of fiscal 1997 from approximately $7.0 million in fiscal 1996, due to the overall increase in the Company's net sales. Gross profit as a percentage of net sales decreased approximately 1.4% from 30.0% to 28.6% for the first quarter of fiscal 1996. This decrease is primarily attributable to the increase in sales of licensed products to the amusement market and competitive pressures relating to non-licensed products in the amusement market.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased approximately 77.3% to approximately $7.9 million for the first fiscal quarter of fiscal 1997 from approximately $4.5 million in the comparable period in fiscal 1996. This increase is primarily attributable to increased selling expenses, such as payroll related costs and sales commissions associated with the increase in the Company's sales, increased travel and entertainment expenses, bad debt expense associated with increased sales volume, increased occupancy costs relative to the establishment of a distribution facility in Miami, Florida, an office in Hong Kong, the expansion of the Company's distribution facility in Europe, and the addition of five distribution and warehouse facilities associated with Ace. Of the increase, $3.0 million is related to Ace, primarily a result of approximately $2.0 million of increased salaries related to Ace personnel. As a percentage of net sales, these expenses increased to approximately 19.9% from approximately 19.1%, due primarily to the Company's acquisition of Ace.

        INTEREST EXPENSE. Interest expense increased approximately 1466.3% to approximately $1.1 million for the first quarter of fiscal 1997 from approximately $73,000 in the comparable period in fiscal 1996 due to the financing of the acquisition of Ace.

LIQUIDITY AND CAPITAL RESOURCES

        At October 31, 1996, the Company's working capital was approximately $25.1 million, compared to approximately $24.3 million at July 31, 1996. The Company entered into a $34.0 million revolving credit and term loan under a Revolving Credit Term Loan with Letter of Credit Facility, which has a maximum aggregate commitment of $65 million (the "$65 million Credit Facility"), among The Chase Manhattan Bank, formerly Chemical Bank, as agent, Heller Financial, Inc. and Texas Commerce Bank N.A., a $3.0 million subordinated loan from the Company's Chairman of the Board and Chief Executive Officer, Arturo Torres, and a $2.9 million subordinated loan from the Ace sellers. As of October 31, 1996, the revolving loan balance was approximately $19.0 million, the term loan balance was $11.4 million, the subordinated loan from Mr. Arturo Torres was $3.0 million, and the balance of the subordinated loan from the Ace sellers was $2.9 million.

        The Company's operating activities provided net cash of approximately $1.9 million in the first quarter of fiscal 1997 and used net cash of approximately $2.2 million in the first quarter of fiscal 1996. The cash flow from operations for the first quarter of fiscal 1997 was primarily affected by net income and changes in inventory, accounts and notes receivable, accounts payable and accrued liabilities.

        Net cash used in investing activities in the first quarter of fiscal 1997 and 1996 was approximately $0.4 million and $2.0 million, respectively. For the first quarter of fiscal 1997, net cash used in investing activities related principally to the purchase of property and equipment. For the first quarter of fiscal 1996, net cash used in investing activities consisted principally of net proceeds from the issuance of common stock in connection with the exercise of the over-allotment option by the underwriters of the Company's initial public offering, net of repayments of borrowings and capital lease obligations.

        Net cash used in financing activities in the first quarter of fiscal 1997 was approximately $850,000 and net cash provided by financing activities in the first quarter of fiscal 1996 was approximately $705,000. In the first quarter of fiscal 1997, cash used in repayment of notes payable on the revolving loan of approximately $31.6 million was offset by the net borrowing under the $65 million Credit Facility of approximately $28.8 million. In the first quarter of fiscal 1996, cash provided by financing activities consisted principally of net proceeds from the issuance of common stock in connection with the exercise of the over-allotment option by the underwriters of the Company's initial public offering, net of repayments of borrowings and capital lease obligations.

        The Company believes that the net cash provided by operating activities and borrowings under the $65 million Credit Facility will be sufficient to meet the Company's current cash requirements for current operations through the remainder of fiscal 1997.

SEASONALITY

        Both the retail and amusement toy industries are inherently seasonal. Generally, in the past, the Company's sales to the amusement industry have been highest during the third and fourth fiscal quarters, and collections for those sales have been highest during the succeeding fiscal quarters. The Company's sales to the retail toy industry have been highest during its first and fourth fiscal quarters, and collections from those sales have been highest during the succeeding quarters. The Company's working capital needs and borrowings to fund those needs have been highest during the first and fourth fiscal quarters. The Company's international and domestic operations are also subject to risks due to inclement weather.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 16th day of December 1996.

                                   PLAY BY PLAY TOYS & NOVELTIES, INC.

                                   By: /s/ JUANITA E. LOZANO
                                           Juanita E. Lozano
                                           Chief Financial Officer and Treasurer