Form 10-Q
period 1997-01-31
PLAY BY PLAY TOYS & NOVELTIES INC
filed 1997-03-17
CIK 945276

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1997.

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

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

   The aggregate number of the Registrant's shares outstanding on March 10, 1997 was 4,881,100 shares of Common Stock, no par value.

================================================================================

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS
                                                                            PAGE
 PART I.  FINANCIAL INFORMATION
   Item 1.  Financial Statements:

         Consolidated Balance Sheets as of January, 31 1997 (unaudited)
           and July 31, 1996                                                 3

         Consolidated Statements of Operations (unaudited) for the
           Three Months and Six Months Ended January 31, 1997 and 1996       4

         Consolidated Statements of Cash Flows (unaudited) for the
           Six Months Ended January 31, 1997 and 1996                        5

         Notes to Consolidated Financial Statements (unaudited)              6

         Risk Factors                                                        8

   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                        9

 PART II.  OTHER INFORMATION

   Item 4.  Submission of Matters to a Vote of Security Holders             14

   Item 6.  Exhibits and Reports on Form 8-K

        (a)     Exhibit 27 - Financial Data Schedule                       E-1

        (b) Report on Form 8-K/A. An amendment to the current report filed, with respect to the acquisition of Ace Novelty Co. Inc., was filed on September 3, 1996.

 SIGNATURES                                                                 15

PART I.  FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                                           JANUARY 31, 1997           JULY 31, 1996
                                                                                           ----------------           -------------
                                                                                              (Unaudited)
Current assets:
     Cash and cash equivalents ...................................................           $     366,799            $     531,040
     Accounts and notes receivable, less allowance for
          doubtful accounts of $2,135,443 and $1,621,603 .........................              21,834,657               29,306,584
     Inventories .................................................................              38,156,918               42,447,111
     Other current assets ........................................................               4,657,368                4,203,291
                                                                                             -------------            -------------
          Total current assets ...................................................              65,015,742               76,488,026
Property and equipment, net ......................................................              15,460,371               15,130,186
Goodwill, less accumulated amortization
     of $183,378 and $17,943 .....................................................              12,152,899               11,024,013
Other assets .....................................................................               1,764,312                1,920,689
                                                                                             -------------            -------------
          Total assets ...........................................................           $  94,393,324            $ 104,562,914
                                                                                             =============            =============
                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Bank overdraft ..............................................................           $   1,280,528            $   2,357,436
     Notes payable to banks and others ...........................................              16,786,815               21,775,809
     Note payable to shareholder .................................................               3,000,000                3,000,000
     Current maturities of long-term debt ........................................               3,543,407                4,518,411
     Current obligations under capital leases ....................................                 542,312                  379,534
     Accounts payable, trade .....................................................              12,759,963               15,334,237
     Other accrued liabilities ...................................................               4,476,939                5,021,357
     Income taxes payable ........................................................               1,328,826                1,776,737
     Deferred income tax payable .................................................                 466,243                  223,459
                                                                                             -------------            -------------
          Total current liabilities ..............................................              44,185,033               54,386,980
                                                                                             -------------            -------------
Long-term liabilities:
     Long-term debt, net of current maturities ...................................               9,285,552               10,434,378
     Obligations under capital leases ............................................                 773,916                  661,826
     Deferred income tax payable .................................................                 465,311                  379,661
                                                                                             -------------            -------------
          Total liabilities ......................................................              54,709,812               65,862,845
                                                                                             -------------            -------------
Commitments and contingencies

Shareholders' equity :
     Preferred stock - no par value; 10,000,000 shares
          authorized; no shares issued ...........................................                    --                       --
     Common stock - no par value; 20,000,000 shares
          authorized; 4,881,100 and 4,841,100 shares issued ......................                   1,000                    1,000
     Additional paid-in capital ..................................................              34,130,347               33,746,597
     Cumulative foreign currency translation adjustments .........................              (1,095,004)                (414,306)
     Retained earnings ...........................................................               6,647,169                5,366,778
                                                                                             -------------            -------------
          Total shareholders' equity .............................................              39,683,512               38,700,069
                                                                                             -------------            -------------
          Total liabilities & shareholders' equity ...............................           $  94,393,324            $ 104,562,914
                                                                                             =============            =============

The accompany notes are an integral part of the Consolidated Financial
Statements.

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                              THREE MONTHS ENDED JANUARY 31,          SIX MONTHS ENDED JANUARY 31,
                                                              -------------------------------       -------------------------------
                                                                     1997             1996               1997             1996
                                                              ------------       ------------       ------------       ------------
 Net sales .............................................      $ 22,039,390       $ 12,022,872       $ 61,929,911       $ 35,462,442
 Cost of sales .........................................        13,825,327          7,809,139         42,301,198         24,212,106
                                                              ------------       ------------       ------------       ------------
      Gross profit .....................................         8,214,063          4,213,733         19,628,713         11,250,336
 Selling, general and administrative
   expenses ............................................         7,536,477          3,312,236         15,472,513          7,787,253
                                                              ------------       ------------       ------------       ------------
      Operating income .................................           677,586            901,497          4,156,200          3,463,083
 Interest expense ......................................          (996,520)           (35,988)        (2,104,217)          (109,485)
 Other income ..........................................             9,698            245,675              9,136            536,506
                                                              ------------       ------------       ------------       ------------
      Income (loss) from continuing operations
         before income tax .............................          (309,236)         1,111,184          2,061,119          3,890,104
 Income tax benefit (provision) ........................           143,710           (469,236)          (780,728)        (1,588,393)
                                                              ------------       ------------       ------------       ------------
 Income (loss) from continuing operations ..............          (165,526)           641,948          1,280,391          2,301,711
 Discontinued operations:
      Loss from discontinued operations ................              --              (32,585)              --             (123,038)
                                                              ------------       ------------       ------------       ------------
      Net income (loss) ................................      $   (165,526)      $    609,363       $  1,280,391       $  2,178,673
                                                              ============       ============       ============       ============
 Income (loss) per share:
      Continuing operations ............................      $      (0.03)      $       0.14       $       0.26       $       0.48
      Discontinued operations ..........................              --                (0.01)              --                (0.03)
                                                              ------------       ------------       ------------       ------------
 Net income (loss) per share ...........................      $      (0.03)      $       0.13       $       0.26       $       0.45
                                                              ============       ============       ============       ============
 Weighted average shares outstanding ...................         4,881,100          4,841,100          4,861,100          4,841,100
                                                              ============       ============       ============       ============

The accompanying notes are an integral part of the Consolidated Financial Statements.
              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                     SIX MONTHS ENDED JANUARY 31,
                                                                                                 ----------------------------------
                                                                                                    1997                     1996
                                                                                                 ------------          ------------
Cash flows from operating activities:
  Net income ...........................................................................         $  1,280,391          $  2,178,673
  Adjustments to reconcile net income to
   net cash provided by (used in) operating activities:
     Depreciation and amortization .....................................................            1,011,323               424,372
     Provision for doubtful accounts receivable ........................................              568,156               614,062
     Deferred income tax provision .....................................................              328,434               257,618
     Stock distributed as compensation .................................................               38,750                  --
     Gain on sale of property and equipment ............................................               (9,923)               (2,718)
     Change in operating assets and liabilities (net of TLC acquisition):
       Accounts and notes receivable ...................................................            7,994,111              (170,353)
       Inventories .....................................................................            5,070,986           (11,152,658)
       Prepaids and other assets .......................................................             (291,618)           (1,136,593)
       Accounts payable and accrued liabilities ........................................           (8,037,180)            1,696,879
       Income taxes payable ............................................................             (461,852)               86,867
                                                                                                 ------------          ------------
          Net cash provided by (used in) operating
           activities ..................................................................            7,491,578            (7,203,851)
                                                                                                 ------------          ------------
Cash flows from investing activities:
  Purchase of property and equipment ...................................................           (1,085,767)             (634,226)
  Proceeds from sale of property and equipment .........................................                 --                  14,493
  Investment of TLC, net of cash .......................................................              124,083                  --
  Redemption of short-term investments .................................................                 --                 973,168
  Payments for intangible assets .......................................................              (13,981)              (45,715)
                                                                                                 ------------          ------------
          Net cash provided by (used in) investing activities ..........................             (975,665)              307,720
                                                                                                 ------------          ------------
Cash flows from financing activities:
  Proceeds from exercise of over-allotment of common stock, net ........................                 --               3,380,097
  Repayment of Revolving Credit Agreement, net .........................................           (4,988,994)                 --
  Proceeds from long-term debt .........................................................              572,775                  --
  Repayment of long-term debt ..........................................................           (2,221,975)           (2,500,000)
  Repayment of capital lease obligations ...............................................             (339,103)                 --
  Decrease in bank overdraft ...........................................................            1,076,908                  --
  Repayment of long-term debt and capital lease obligations ............................                 --                (227,236)
                                                                                                 ------------          ------------
          Net cash provided by (used in) financing activities ..........................           (5,900,389)              652,861
                                                                                                 ------------          ------------
Effect of foreign currency exchange rates ..............................................             (779,765)             (412,264)
                                                                                                 ------------          ------------
Decrease in cash and cash equivalents ..................................................             (164,241)           (6,655,534)
Cash and cash equivalents at beginning of period .......................................              531,040            15,569,051
                                                                                                 ------------          ------------
Cash and cash equivalents at end of period .............................................         $    366,799          $  8,913,517
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

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The accompanying unaudited consolidated financial statements and related disclosures have been prepared in accordance with generally accepted accounting principles applicable to interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and interim results of Play By Play Toys & Novelties, Inc. and Subsidiaries (the "Company") as of and for the periods presented have been included. Certain amounts in the financial statements for the prior period have been reclassified to conform with the current year presentation. Because the Company's business is seasonal, results for interim periods are not necessarily indicative of those which may be expected for a full year.

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

2.  INVENTORIES

      Inventories are comprised of the following:

                                              JANUARY 31,     JULY 31,
                                                 1997           1996
                  Purchased for resale        $37,863,924    $42,303,526

                  Operating supplies              292,994       143,585
                                              -----------    -----------
                      Total                   $38,156,918    $42,447,111
                                              ===========    ===========


      During the three-month period ended January 31, 1997, the Company recorded an inventory adjustment of approximately $525,000 for which some portion may have related to the quarter ended October 31, 1996.

3.  ACQUISITIONS

      In November 1996, the Company, through its wholly-owned subsidiary Play By Play Toys & Novelties Europe S.A., acquired all of the outstanding capital stock of The TLC Gift Company Limited ("TLC") based in Doncaster, England. The Company effected the purchase of TLC by issuing 40,000 shares of restricted common stock to the sellers of TLC. The shares had a fair market value of $345,000 at the date of acquisition. The acquisition has been accounted for using the purchase method of accounting, and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based on the fair values at the date of acquisition. The Company acquired assets with an approximate value of $2.1 million and assumed liabilities of approximately $2.7 million, resulting in goodwill of approximately $1 million which will be amortized on a straight-line basis over 20 years. The operating results have been included in the Company's consolidated financial statements since the date of acquisition.

      Relative to the acquisition of Ace Novelty Co., Inc. at June 20, 1996, the Company has adjusted the purchase price allocation and expects to continue adjusting such purchase price allocation during the allocation period as contingent assets and liabilities are determined or realized in accordance with Statement of Financial Accounting Standards No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." The Company increased goodwill approximately $2.3 million during the six-month period ended January 31, 1997 as a result of such purchase price reallocation.

4.  STOCK OPTIONS

      During the second quarter of fiscal 1997, the Compensation Committee granted incentive stock options to purchase 153,000 shares of Common Stock under the Play By Play Toys & Novelties, Inc. 1994 Incentive Plan (the "Incentive Plan") and nonqualified stock options outside of the Incentive Plan to purchase 191,500 shares of Common Stock to certain officers and employees of the Company. The options generally have an immediate to four-year vesting period and are exercisable at prices ranging from $8.00 to $12.10 which were 100% to 110% of the closing sales price of the Common Stock on the date of grant.

      In addition to the stock options granted as described in the preceding paragraph, the Company granted nonqualified stock options outside of the Incentive Plan to purchase 50,000 shares of Common Stock to the directors of the Company. These stock options were granted at an exercise price of $11.00 which was 100% of the closing sales price of the Common Stock on the date of grant. One-half of these options vest six months from the date of grant and one-half vest on the first anniversary of the date of grant.

RISK FACTORS

      THIS FORM 10-Q CONTAINS, IN ADDITION TO HISTORICAL INFORMATION, FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, WITHOUT LIMITATION, THE SUCCESSFUL INTEGRATION OF ACE NOVELTY CO. INC. ("ACE") AND THE TLC GIFT COMPANY LIMITED ("TLC"), COMPETITIVE AND ECONOMIC FACTORS, PRICE CHANGES BY COMPETITORS, RELATIONSHIPS WITH LICENSORS, ABILITY TO MANAGE GROWTH, ABILITY TO SOURCE PRODUCTS, INTERNATIONAL TRADE RELATIONS, MANAGEMENT OF QUARTER-TO-QUARTER RESULTS, INCREASES IN COSTS OF RAW MATERIALS, TIMING OF TECHNOLOGICAL ADVANCES BY THE COMPANY AND ITS COMPETITORS, LACK OF ACCEPTANCE BY CONSUMERS OF NEW PRODUCTS, AND THE OTHER FACTORS DISCUSSED IN THIS SECTION AND ELSEWHERE HEREIN, AND OTHER RISKS DETAILED FROM TIME-TO-TIME IN THE COMPANY'S REPORTS FILED WITH THE UNITED STATES SECURITIES AND EXCHANGE COMMISSION, INCLUDING, WITHOUT LIMITATION, THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED JULY 31, 1996. UPDATED INFORMATION WILL BE PERIODICALLY PROVIDED BY THE COMPANY AS REQUIRED BY THE SECURITIES EXCHANGE ACT OF 1934.

      RELIANCE ON LICENSE AGREEMENTS. Sales of licensed products accounted for approximately 49.7% and 53.9% of the Company's net sales during the second quarter and the first six months of fiscal 1997, respectively. Sales of products developed and sold under the Company's licenses from The Coca-Cola Company accounted for approximately 4.7% and 5.7%, those from LOONEY TUNES' characters accounted for approximately 25.0% and 23.7% and those from Disney characters accounted for approximately 6.7% and 8.9% of the Company's net sales during the second quarter and first six months of fiscal 1997, respectively. The Company's existing license agreements generally have terms ranging from one to two years, and approximately 69% and 31% of such licenses terminate during fiscal 1997 and 1998, respectively. In the past, the Company has been successful in renewing its significant licenses and none of its significant licenses have been terminated; however, there can be no assurance that the Company will be able to procure new license agreements, renew existing license agreements, or that existing licenses will not be terminated. In addition, as a result of increased competition for licenses, the Company has in certain instances been required, and anticipates a continued requirement in the future, to pay higher royalties and higher minimum guaranty payments to obtain or renew licenses. There can be no assurance that the Company will be able to obtain additional or renew existing licenses for characters or trademarks on commercially reasonable terms. The Company's license agreements limit both the products that can be manufactured thereunder and the territories and markets in which such products may be marketed. Certain of the Company's license agreements require licensor approval before merger, reorganization, certain stock sales, certain management changes or assignment of the license, which could affect the growth of the Company. In addition, the Company's licensors typically have the right to approve, at their sole discretion, the products developed by the Company and the third party manufacturer of such products. Obtaining such approvals may be time consuming and could adversely affect the timing of the introduction of new products. All of the Company's significant licenses are non-exclusive. Licenses that overlap the Company's licenses with respect to products, geographic areas and markets have been and may continue to be granted to competitors of the Company.

      INTEGRATION OF ACQUISITIONS. In June and November 1996, the Company acquired Ace and TLC, respectively, from unrelated parties. The Company acquired substantially all of the operating assets, business operations and facilities of the companies, including five warehouse and distribution centers. There can be no assurance that the Company will be able to successfully integrate and operate Ace or TLC, nor that the resulting integration expense will not have a materially adverse effect upon the Company's operating results.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ARE FORWARD LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY, INCLUDING, WITHOUT LIMITATION, THE SUCCESSFUL INTEGRATION OF ACE NOVELTY CO., INC. AND THE TLC GIFT COMPANY LIMITED, COMPETITIVE AND ECONOMIC FACTORS, PRICE CHANGES BY COMPETITORS, RELATIONSHIPS WITH LICENSORS, NEW PRODUCT INTRODUCTION, ABILITY TO MANAGE GROWTH, ABILITY TO SOURCE PRODUCTS, INTERNATIONAL TRADE RELATIONS AND MANAGEMENT OF QUARTER TO QUARTER RESULTS, INCREASES IN COSTS OF RAW MATERIALS, TIMING OF TECHNOLOGICAL ADVANCES BY THE COMPANY AND ITS COMPETITORS, LACK OF ACCEPTANCE BY CONSUMERS OF NEW PRODUCTS, AND OTHER RISKS DETAILED FROM TIME TO TIME IN THE COMPANY'S SEC REPORTS, INCLUDING THE FORM S-1 REGISTRATION STATEMENT DATED JULY 19, 1995 (SEE "RISK FACTORS"). UPDATED INFORMATION WILL BE PERIODICALLY PROVIDED BY THE COMPANY AS REQUIRED BY THE SECURITIES EXCHANGE ACT OF 1934.

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

RESULTS OF OPERATIONS

   The following unaudited table sets forth the Company's results of operations as a percentage of net sales for the periods indicated below:

                                      THREE MONTHS ENDED      SIX MONTHS ENDED
                                          JANUARY 31,            JANUARY 31,
                                        ---------------        ---------------
                                        1997       1996        1997       1996
                                        ----       ----        ----       ----

Net sales                              100.0%      100.0%     100.0%     100.0%
Cost of sales                           62.7        65.0       68.3       68.3
Gross profit                            37.3        35.0       31.7       31.7
Selling, general and
  administrative expenses               34.2        27.5       25.0       22.0
Operating income                         3.1         7.5        6.7        9.8
Interest expense                        (4.5)       (0.3)      (3.4)      (0.3)
Other income                             -           2.0        -          1.5
Net income (loss)                       (0.8)        5.1        2.1        6.1

THREE MONTHS ENDED JANUARY 31, 1997 AND 1996

      NET SALES. Net sales for the three months ended January 31, 1997 increased approximately 83.3% to approximately $22.0 million from approximately $12.0 million in the comparable period in fiscal 1996. The 83.3% increase in net sales is primarily attributable to the acquisition of Ace, which contributed approximately $6.9 million in net sales for the second quarter of fiscal 1997. The Company's toy operations accounted for 96.5% or approximately $21.2 million of net sales for the second quarter of fiscal 1997 and 92.9% or approximately $11.2 million of net sales for the second quarter of fiscal 1996. Net sales derived from vending operations accounted for 3.4% or approximately $760,000 of the Company's net sales for the second quarter of fiscal 1997 as compared to 6.9% or approximately $831,000 of the Company's net sales for the second quarter of fiscal 1996. Domestic net toy sales for the second quarter of fiscal 1997 increased 79.3% or approximately $7.5 million, and international net toy sales increased 155.7% or approximately $2.5 million from approximately $9.6 million and $1.6 million, respectively, in the comparable quarter in fiscal 1996.

      Net sales of licensed products for the three months ended January 31, 1997 increased approximately 81.2% or approximately $4.9 million from approximately $6.0 million in the comparable period in fiscal 1996. Within licensed products, for the second quarter of fiscal 1997, LOONEY TUNES and Time Warner Entertainment Company, L.P. licensed product sales increased approximately 321.1% or approximately $4.2 million and 1170.2% or approximately $1.4 million, respectively, from approximately $1.3 million and $117,000, respectively, in the comparable period in fiscal 1996. This increase in licensed products was offset by a decrease in sales of The Coca-Cola Company licensed products of approximately 41.5% or approximately $700,000. The approximate 81.2% increase in licensed product sales is primarily attributable to the acquisition of Ace, which contributed approximately $3.5 million of the increase in net sales of licensed products, and the strong European market, which increased approximately $1.6 million from the comparable period in fiscal 1996. Net sales of non-licensed products increased 101.2% or approximately $5.2 million from approximately $5.1 million in the comparable quarter in fiscal 1996. Within non-licensed products, Ace contributed net sales of approximately $3.4 million for the second quarter of fiscal 1997. Net sales of non-licensed stuffed toys increased 128.6% or approximately $5.3 million, from approximately $4.2 million in the comparable period in fiscal 1996. This increase in non-licensed stuffed product sales was offset by a decrease in the sale of non-licensed novelty items of 15.7% or approximately $153,000.

      Net toy sales to retail customers for the second quarter of fiscal 1997 and 1996 accounted for 34.0% or approximately $7.5 million and 31.6% or approximately $3.8 million, respectively, of the Company's net sales. The approximate 97.5% increase in sales to retail customers from the second quarter of fiscal 1996 to the second quarter of fiscal 1997 is primarily attributable to the continued growth in domestic licensed products sales of 65.9% or approximately $2.1 million and international licensed products sales of 276.5% or approximately $1.6 million. Licensed stuffed toy sales increased 143.2% or $4.8 million compared to $3.4 million in the comparable quarter in fiscal 1996.

      Net toy sales to amusement customers for the second quarter of fiscal 1997 and 1996 accounted for 62.5% or approximately $13.7 million and 61.4% or approximately $7.4 million, respectively, of the Company's net sales. The approximate 86.7% increase in dollar volume is primarily attributable to the acquisition of Ace, which accounted for approximately $6.4 million.

      GROSS PROFIT. Gross profit increased approximately 94.9% to approximately $8.2 million for the second quarter of fiscal 1997 from approximately $4.2 million in the same period in fiscal 1996, due primarily to the overall increase in the Company's net sales. Gross profit as a percentage of net sales increased approximately 2.3% from 35.0% to approximately 37.3% for the second quarter of fiscal 1997. This increase is primarily attributable to increased European sales which carry a higher profit margin, and better profit margins domestically due to increased manufacturing volumes. Additionally, the Company recorded an inventory adjustment during the second quarter of fiscal 1997 of approximately $525,000 for which some portion may relate to the first quarter.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 127.5% to approximately $7.5 million for the second quarter of fiscal 1997 from approximately $3.3 million in the comparable period in fiscal 1996. This increase is primarily attributable to increased selling expenses of 58.0% or approximately $2.4 million, including payroll related costs, sales commissions associated with the increase in the Company's sales, increased costs related to the production of merchandise catalogs, and increased occupancy costs relative to the establishment of a distribution facility in Miami, Florida, an office in Hong Kong, the expansion of the Company's distribution facility in Europe, the addition of four distribution and warehouse facilities associated with the acquisition of Ace and one distribution facility associated with the acquisition of TLC. As a percentage of net sales, these expenses increased to approximately 34.2% from approximately 27.5%, due primarily to the fixed administrative costs associated with the larger infrastructure described above. With the acquisition of Ace, the higher administrative costs as a percentage of sales compared to the prior years is expected during the second quarter as such quarter is between major retail and amusement/carnival selling seasons. Accordingly, the fixed overhead costs are a much larger percentage of sales than the pre-acquisition period. However, during the Company's peak sales period, the third and fourth quarters, the general and administrative costs are expected to shrink substantially as a percentage of sales.

      INTEREST EXPENSE AND OTHER INCOME. Interest expense increased 2669.0% to approximately $997,000 for the second quarter of fiscal 1997 from approximately $36,000 in the comparable period in fiscal 1996 as a result of the financing of the acquisition of Ace. Other income decreased 96.1% or approximately $236,000 primarily due to the interest earned on interest bearing accounts and short-term securities during the second quarter of fiscal 1996, such cash equivalents, were used to partially fund the acquisition of Ace.

SIX MONTHS ENDED JANUARY 31, 1997 AND 1996

      NET SALES. Net sales for the six months ended January 31, 1997 increased approximately 74.6% to approximately $61.9 million from approximately $35.5 million in the comparable period in fiscal 1996. The approximate 74.6% increase in net sales is primarily attributable to the acquisition of Ace, which contributed approximately $23.5 million. The Company's toy operations accounted for 97.4% or approximately $60.3 million of net sales for the first half of fiscal 1997 and 95.0% or approximately $33.7 million of net sales for the first half of fiscal 1996. Net sales derived from vending operations accounted for 2.5% or approximately $1.6 million of the Company's net sales for the first half of fiscal 1997 as compared to 4.8% or approximately $1.7 million of the Company's net sales for the comparable period in fiscal 1996. Domestic net toy sales for the first half of fiscal 1997 increased 73.6% or approximately $22.2 million, and international toy sales increased 126.1% or approximately $4.4 million from approximately $30.2 million and approximately $3.5 million, respectively, in the comparable period in fiscal 1996.

      Net sales of licensed products for the first half of fiscal 1997 increased 51.3% or approximately $11.3 million, from approximately $22.0 million in the comparable period in fiscal 1996. Within licensed products, for the first half of fiscal 1997, LOONEY TUNES and Time Warner Entertainment Company, L.P. licensed products sales increased 146.6% or approximately $8.7 million and 492.3% or approximately $3.4 million, respectively, from approximately $6.0 million and approximately $683,000, respectively, in the comparable period in fiscal 1996. This increase in sales of licensed products was offset by a decrease in sales of The Coca-Cola Company licensed products of 31.9% or approximately $1.7 million. The increase in licensed product sales is primarily attributable to the acquisition of Ace, which accounted for approximately $9.9 million of the increase in net sales of licensed products, and strong European market, which accounted for approximately $3.4 million, an approximate 232.9% increase from the comparable period in fiscal 1996. The increase in net sales of licensed products is partially offset by a decrease of 18.4% or approximately $2.4 million in PLAY-FACES(R) product sales. Net sales of non-licensed products increased

131.5% or approximately $15.3 million from approximately $11.6 million in the comparable period in fiscal 1996. Within non-licensed products, Ace's net sales accounted for approximately $13.7 for the first half of fiscal 1997. Net sales of non-licensed stuffed toys increased 179.7% or approximately $15.5 million, from approximately $8.6 million in the comparable period in fiscal 1996. This increase in non-licensed product sales was offset by a decrease in the sale of non-licensed novelty items of 5.0% or approximately $153,000.

      Net toy sales to retail customers for the first half of fiscal 1997 and 1996 accounted for 30.5% or approximately $18.9 million and 43.1% or approximately $15.3 million, respectively, of the Company's net sales. The approximate 23.5% increase in sales to retail customers from the first half of fiscal 1996 to the first half of fiscal 1997 is primarily attributable to the continued growth in international sales of 232.9% or approximately $2.4 million. The decrease in retail sales as a percentage of total sales from the first half of fiscal 1996 to 1997 is principally due to the fact that Ace is predominantly a supplier to the amusement/carnival industry whereas the Company has a more even sales mix of retail and amusement customers.

      Net toy sales to amusement customers for the first half of fiscal 1997 and 1996 accounted for 67.0% or approximately $41.5 million and 52.0% or approximately $18.4 million, respectively, of the Company's net sales. The approximate 125.1% increase in dollar volume is primarily attributable to the acquisition of Ace, which accounted for approximately $23.0 million, and strong European market, which accounted for approximately $4.5 million, an approximate 82.1% increase from the comparable period in fiscal 1996. The increase in net toy sales to amusement customers for the first half of fiscal 1997 was partially offset by a decrease in the crane division's sales of 39.9% or approximately $3.3 million from the comparable period in fiscal 1996.

      GROSS PROFIT. Gross profit increased approximately 74.5% to approximately $19.6 million for the first half of fiscal 1997 from approximately $11.3 million in the first half of fiscal 1996, due to the overall increase in the Company's net sales. Gross profit as a percentage of net sales remained flat for the first half of fiscal 1997 from the comparable period in fiscal 1996.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased approximately 98.7% to approximately $15.5 million for the first half of fiscal 1997 from approximately $7.8 million in the comparable period in fiscal 1996. This increase is primarily attributable to increased selling expenses of 66.3% or approximately $5.1 million, including increased payroll related costs, sales commissions associated with the increase in the Company's sales, increased costs related to the production of merchandise catalogs, and increased occupancy costs relative to the establishment of a distribution facility in Miami, Florida, an office in Hong Kong, the expansion of the Company's distribution facility in Europe, the addition of four distribution and warehouse facilities associated with the acquisition of Ace and one distribution facility associated with the acquisition of TLC. As a percentage of net sales, these expenses increased to approximately 25.0% from approximately 22.0%, due primarily to the acquisition of Ace which accounted for approximately $5.8 million of selling, general and administrative expenses.

      INTEREST EXPENSE AND OTHER INCOME. Interest expense increased approximately 1821.9% to approximately $2.1 million for the first half of fiscal 1997 from approximately $109,000 in the comparable period in fiscal 1996 as a result of the financing of the acquisition of Ace. Other income decreased 98.3% or approximately $527,000 due to the interest earned on interest bearing accounts and short-term securities during the first half of fiscal 1996. Such funds were used to partially fund the acquisition of Ace.

LIQUIDITY AND CAPITAL RESOURCES

      At January 31, 1997, the Company's working capital was approximately $20.8 million, compared to approximately $31.0 million at January 31, 1996. In June, 1996, pursuant to the Ace acquisition, the Company entered into a $65.0 million revolving credit and term loan under a Revolving Credit Term Loan with Letter of Credit Facility, ("Credit Facility"), among The Chase Manhattan Bank, formerly Chemical Bank, as agent, Heller Financial, Inc., Texas Commerce Bank N.A., Union Bank of California and Bank of America. Additionally, the Company entered into a $3.0 million subordinated loan from the Company's Chairman of the Board and Chief Executive Officer, and a $2.9 million subordinated loan from the Ace sellers, both loans pursuant to the acquisition. As of January 31, 1997, the revolving loan balance was approximately $16.8 million, the term loan balance was $10.8 million, the subordinated shareholder loan was $3.0 million, and the subordinated loan from the Ace sellers was $1.9 million.

      The Company's operating activities provided net cash of approximately $7.5 million in the first six months of fiscal 1997 and used net cash of approximately $7.2 million in the first six months of fiscal 1996. The cash flow from operations for the first six months ended January 31, 1997 was primarily affected by net income and changes in accounts and notes receivable, inventory, prepaid assets, accounts payable and accrued liabilities.

      Net cash used in investing activities in the first six months of fiscal 1997 was approximately $976,000 compared to net cash provided by investing activities for the first six months of fiscal 1996 of approximately $308,000. For the first six months of fiscal 1997, net cash used in investing activities consisted principally of the purchase of property and equipment of approximately $1.1 million. For the first six months of fiscal 1996, net cash provided by investing activities consisted principally of the redemption of short-term investments of approximately $973,000 offset by the purchases of property and equipment of approximately $634,000.

      Net cash used in financing activities in the first six months of fiscal 1997 was approximately $5.9 million and net cash provided by financing activities in the first six months of fiscal 1996 was approximately $653,000. In the first six months of fiscal 1997, cash used to repay the revolving loan of approximately $5.0 million, repayment of the term loan of $1.2 million and repayment of the subordinated loan from the Ace sellers of $1.0 million. In the first six months of fiscal 1996, cash provided by financing activities consisted principally of receipt of the net proceeds from the issuance of common stock in connection with the exercise of the over-allotment option by the underwriters of the Company's initial public offering, net of retirements of outstanding debt and capital lease obligations.

      The Company is considering a private placement of additional debt or equity financing to fund expected future expenditures required for the continued significant growth of the European and retail operations, and for the marketing of the newly developed "Talkin' Tots" dolls and other new toys in existing and new product lines. Although the Company believes that it has the ability to raise additional equity or debt financing, no assurance can be given that any such effort would be successful.

 PART II.  OTHER INFORMATION

 ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 The Annual Meeting of Shareholders of Play By Play Toys & Novelties, Inc. was held on December 9, 1996, for the purpose of electing directors and approving the appointment of independent auditors. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934 and there was no solicitation in opposition to those nominees of the Board of Directors. All of the Board of Director's nominees for directors as listed in the proxy statement were elected with the number of votes cast for each nominee as follows:
                                FOR                   WITHHELD AUTHORITY

  Mark A. Gawlik              2,797,068                       500
  Tomas Duran                 2,797,068                       500
  James F. Place              2,797,068                       500


 The proposal to appoint Coopers & Lybrand L.L.P. as independent auditors for the Company for the fiscal year ending July 31, 1997, was ratified by the following vote:

                            YES                   NO         ABSTAIN

                         2,794,468              2,600          500

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 17th day of March 1997.

                              PLAY BY PLAY TOYS & NOVELTIES, INC.

                            By: /S/ RAYMOND G. BRAUN
                                    Raymond G. Braun
                                    CHIEF FINANCIAL OFFICER