Form 10-Q
period 1997-04-30
PLAY BY PLAY TOYS & NOVELTIES INC
filed 1997-06-16
CIK 945276

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
      ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1997.

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

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   The aggregate number of the Registrant's shares outstanding on June 11, 1997 was 4,881,100 shares of Common Stock, no par value.
================================================================================

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
 PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements:

         Consolidated Balance Sheets as of April 30, 1997 (Unaudited)
           and July 31, 1996                                                3

         Consolidated Statements of Operations (Unaudited) for the
           Three Months and Nine Months Ended April 30, 1997 and 1996       4

         Consolidated Statements of Cash Flows (Unaudited) for the
           Nine Months Ended April 30, 1997 and 1996                        5

         Notes to Consolidated Financial Statements (Unaudited)             6

         Risk Factors                                                       8

 Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                       9


 PART II. OTHER INFORMATION

          Signatures                                                       14

 Item 6.  Exhibit

          (a) Exhibit 27 - Financial Data Schedule                        E-1

PART I.  FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                         APRIL 30,               JULY 31,
                                                                            1997                   1996
                                                                       ------------            ------------
                                                                        (UNAUDITED)
 Current assets:
     Cash and cash equivalents .....................................   $  1,133,756            $    531,040
     Accounts and notes receivable, less allowance for
          doubtful accounts of $2,053,298 and $1,621,603 ...........     27,638,965              29,306,584
     Inventories ...................................................     39,601,640              42,447,111
     Other current assets ..........................................      4,300,898               4,203,291
                                                                       ------------            ------------
          Total current assets .....................................     72,675,259              76,488,026
Property and equipment, net ........................................     15,584,979              15,130,186
Goodwill, less accumulated amortization
     of $261,488 and $17,943 .......................................     12,214,682              11,024,013
Other assets .......................................................      2,049,853               1,920,689
                                                                       ------------            ------------
          Total assets .............................................   $102,524,773            $104,562,914
                                                                       ============            ============
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Bank overdraft ................................................   $  2,117,909            $  2,357,436
     Notes payable to banks and others .............................     21,453,902              21,775,809
     Note payable to shareholder ...................................      3,000,000               3,000,000
     Current maturities of long-term debt ..........................      3,561,559               4,518,411
     Current obligations under capital leases ......................        718,439                 379,534
     Accounts payable, trade .......................................     17,254,338              15,334,237
     Other accrued liabilities .....................................      1,980,847               5,021,357
     Income taxes payable ..........................................      1,690,045               1,776,737
     Deferred income tax payable ...................................        421,118                 223,459
                                                                       ------------            ------------
          Total current liabilities ................................     52,198,157              54,386,980
                                                                       ------------            ------------
Long-term liabilities:
     Long-term debt, net of current maturities .....................      8,751,913              10,434,378
     Obligations under capital leases ..............................        823,927                 661,826
     Deferred income tax payable ...................................        422,486                 379,661
                                                                       ------------            ------------
          Total liabilities ........................................     62,196,483              65,862,845
                                                                       ------------            ------------
Commitments and contingencies

Shareholders' equity :
     Preferred stock - no par value; 10,000,000 shares
          authorized; no shares issued .............................             --                      --
     Common stock - no par value; 20,000,000 shares
          authorized; 4,881,100 and 4,841,100 shares issued ........          1,000                   1,000
     Additional paid-in capital ....................................     34,130,347              33,746,597
     Cumulative foreign currency translation adjustments ...........     (1,474,801                (414,306
     Retained earnings .............................................      7,671,744               5,366,778
                                                                       ------------            ------------
          Total shareholders' equity ...............................     40,328,290              38,700,069
                                                                       ------------            ------------
          Total liabilities & shareholders' equity .................   $102,524,773            $104,562,914
                                                                       ============            ============

The accompany notes are an integral part of the Consolidated Financial
Statements.

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                       THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                           APRIL 30,                            APRIL 30,
                                                                   1997               1996               1997               1996
                                                              ------------       ------------       ------------       ------------
Net sales ..............................................      $ 28,001,220       $ 14,301,523       $ 89,931,131       $ 49,763,965
Cost of sales ..........................................        16,939,816          9,261,917         59,241,014         33,474,023
                                                              ------------       ------------       ------------       ------------
     Gross profit ......................................        11,061,404          5,039,606         30,690,117         16,289,942
Selling, general and administrative
  expenses .............................................         8,469,595          3,446,090         23,942,108         11,233,343
                                                              ------------       ------------       ------------       ------------
     Operating income ..................................         2,591,809          1,593,516          6,748,009          5,056,599
Interest expense .......................................        (1,011,027)           (67,282)        (3,115,244)          (176,767)
Other income ...........................................             6,945             63,400             16,081            599,906
                                                              ------------       ------------       ------------       ------------
     Income from continuing operations
        before income tax ..............................         1,587,727          1,589,634          3,648,846          5,479,738
Income tax provision ...................................          (563,152)          (708,256)        (1,343,880)        (2,296,649)
                                                              ------------       ------------       ------------       ------------
Income from continuing operations ......................         1,024,575            881,378          2,304,966          3,183,089
Discontinued operations:
     Loss from discontinued operations .................              --              (21,998)              --             (239,002)
     Loss on disposal of discontinued operations .......              --             (239,002)              --             (145,036)
                                                              ------------       ------------       ------------       ------------
     Net income ........................................      $  1,024,575       $    620,378       $  2,304,966       $  2,799,051
                                                              ============       ============       ============       ============
Income (loss) per share:
     Continuing operations .............................      $       0.21       $       0.18       $       0.47       $       0.66
     Discontinued operations ...........................              --                (0.05)              --                (0.08)
                                                              ------------       ------------       ------------       ------------
Net income per share ...................................      $       0.21       $       0.13       $       0.47       $       0.58
                                                              ============       ============       ============       ============
Weighted average shares outstanding ....................         4,881,100          4,841,100          4,867,474          4,841,100
                                                              ============       ============       ============       ============

The accompanying notes are an integral part of the Consolidated Financial Statements.

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  NINE MONTHS ENDED APRIL 30,
                                                                              --------------------------------
                                                                                  1997                 1996
                                                                              -----------         ------------
Cash flows from operating activities:
  Net income ...............................................................  $ 2,304,966         $  2,799,05
  Adjustments to reconcile net income to
   net cash provided by (used in) operating activities:
     Loss from discontinued operations .....................................         --                384,038
     Depreciation and amortization .........................................    1,525,507              482,541
     Provision for doubtful accounts receivable ............................      814,535              614,061
     Deferred income tax provision .........................................      240,484               22,058
     Stock distributed as compensation .....................................       38,750                 --
     Gain on sale of property and equipment ................................      (65,643)              (3,169)
     Change in operating assets and liabilities (net of TLC acquisition):
       Accounts and notes receivable .......................................    1,943,424           (3,619,393)
       Inventories .........................................................    3,626,264          (11,751,743)
       Prepaids and other assets ...........................................     (230,768)          (1,378,151)
       Accounts payable and accrued liabilities ............................   (4,503,660)            (108,433)
       Income taxes payable ................................................     (100,633)             765,657
                                                                              -----------         ------------
          Net cash provided by (used in) operating
           activities ......................................................    5,593,226          (11,793,483)
                                                                              -----------         ------------
Cash flows from investing activities:
  Purchase of property and equipment .......................................     (579,484)          (1,951,281)
  Proceeds from sale of property and equipment .............................         --                 14,493
  Purchase of TLC, net of cash .............................................      124,083                 --
  Redemption of short-term investments .....................................         --                973,168
  Payments for intangible assets ...........................................       (8,023)            (837,395)
                                                                              -----------         ------------
          Net cash used in investing activities ............................     (463,424)          (1,801,015)
                                                                              -----------         ------------
Cash flows from financing activities:
  Proceeds from exercise of over-allotment of common stock, net ............         --              3,380,097
  Repayment of Revolving Credit Agreement, net .............................     (321,907)                --
  Proceeds from long-term debt .............................................         --                 67,041
  Repayment of long-term debt ..............................................   (2,843,626)          (2,500,000)
  Repayment of capital lease obligations ...................................     (441,518)            (218,024)
  Decrease in bank overdraft ...............................................      239,527                 --
                                                                              -----------         ------------
          Net cash provided by (used in) financing activities ..............   (3,367,524)             729,114
                                                                              -----------         ------------
Effect of foreign currency exchange rates ..................................   (1,159,562)            (508,258)
                                                                              -----------         ------------
Increase (decrease) in cash and cash equivalents ...........................      602,716          (13,373,642)
Cash and cash equivalents at beginning of period ...........................      531,040           15,569,051
                                                                              -----------         ------------
Cash and cash equivalents at end of period .................................  $ 1,133,756         $  2,195,409
                                                                              ===========         ============
Non-Cash investing activity - capital leases incurred ......................  $ 1,007,492         $       --
                                                                              ===========         ============

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

      Earnings per share is calculated using the weighted average number of common shares outstanding during the period. Common share equivalents were immaterial for all periods presented, and thus were not included in the computations.

2.  INVENTORIES

      Inventories are comprised of the following:

                                 JANUARY 31,         JULY 31,
                               -------------     ------------
                                   1997               1996
                                   ----               ----
Purchased for resale           $39,280,098        $42,303,526
Operating supplies                 321,542            143,585
                               -----------       ------------
    Total                      $39,601,640        $42,447,111
                               ===========       ============

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
3. ACQUISITIONS

      In November 1996, the Company, through its wholly-owned subsidiary Play By Play Toys & Novelties Europe S.A., acquired all of the outstanding capital stock of The TLC Gift Company, Ltd. ("TLC") based in Doncaster, England. The Company effected the purchase of TLC by issuing 40,000 shares of restricted common stock to the sellers of TLC. The shares had a fair market value of $345,000 at the date of acquisition. The acquisition has been accounted for using the purchase method of accounting, and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based on the fair values at the date of acquisition. The Company acquired assets with an approximate value of $2.1 million and assumed liabilities of approximately $2.7 million, resulting in goodwill of approximately $1 million which will be amortized on a straight-line basis over 20 years. The operating results have been included in the Company's consolidated financial statements since the date of acquisition.

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

4.  STOCK OPTIONS

      During the second quarter of fiscal 1997, the Compensation Committee granted incentive stock options to purchase 153,000 shares of Common Stock under the Play By Play Toys & Novelties, Inc. 1994 Incentive Plan (the "Incentive Plan") and nonqualified stock options outside of the Incentive Plan to purchase 191,500 shares of Common Stock to certain officers and employees of the Company. The options generally have an immediate to four-year vesting period and are exercisable at prices ranging from $8.00 to $12.10 per share.

      In addition to the stock options granted as described in the preceding paragraph, the Company granted nonqualified stock options outside of the Incentive Plan to purchase 50,000 shares of Common Stock to the directors of the Company. These stock options were granted at an exercise price of $11.00 per share which was 100% of the closing sales price of the Common Stock on the date of grant. One-half of these options vest six months from the date of grant and one-half vest on the first anniversary of the date of grant.

5.  CONTINGENCIES

      The Company is from time to time subject to routine litigation incidental to its business. The Company's management believes that the results of pending legal proceedings will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

RISK FACTORS
      THIS FORM 10-Q CONTAINS, IN ADDITION TO HISTORICAL INFORMATION, FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, WITHOUT LIMITATION, THE SUCCESSFUL INTEGRATION OF ACE NOVELTY CO., INC. ("ACE") AND THE TLC GIFT COMPANY LIMITED ("TLC"), COMPETITIVE AND ECONOMIC FACTORS, PRICE CHANGES BY COMPETITORS, RELATIONSHIPS WITH LICENSORS, ABILITY TO MANAGE GROWTH, ABILITY TO SOURCE PRODUCTS, INTERNATIONAL TRADE RELATIONS, MANAGEMENT OF QUARTER-TO-QUARTER RESULTS, INCREASES IN COSTS OF RAW MATERIALS, TIMING OF TECHNOLOGICAL ADVANCES BY THE COMPANY AND ITS COMPETITORS, LACK OF ACCEPTANCE OF NEW PRODUCTS BY CONSUMERS, AND THE OTHER FACTORS DISCUSSED IN THIS SECTION AND ELSEWHERE HEREIN, AND OTHER RISKS DETAILED FROM TIME-TO-TIME IN THE COMPANY'S REPORTS FILED WITH THE UNITED STATES SECURITIES AND EXCHANGE COMMISSION, INCLUDING, WITHOUT LIMITATION, THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED JULY 31, 1996. UPDATED INFORMATION WILL BE PERIODICALLY PROVIDED BY THE COMPANY AS REQUIRED BY THE SECURITIES EXCHANGE ACT OF 1934.

      RELIANCE ON LICENSE AGREEMENTS. Sales of licensed products accounted for approximately 61.0% and 56.1% of the Company's net sales during the third quarter and the nine months of fiscal 1997, respectively. Sales of products developed and sold under the Company's licenses from The Coca-Cola Company accounted for approximately 5.0% and 5.5%, those from LOONEY TUNES' characters accounted for approximately 38.6% and 29.8% and those from Disney characters accounted for approximately 3.5% and 7.2% of the Company's net sales during the third quarter and nine months of fiscal 1997, respectively. The Company's existing license agreements generally have terms ranging from one to three years. In the past, the Company has been successful in renewing its significant licenses and none of its significant licenses have been terminated; however, there can be no assurance that the Company will be able to procure new license agreements, renew existing license agreements, or that existing licenses will not be terminated. In addition, as a result of increased competition for licenses, the Company has in certain instances been required, and anticipates a continued requirement in the future, to pay higher royalties and higher minimum guaranty payments to obtain or renew licenses. There can be no assurance that the Company will be able to obtain additional or renew existing licenses for characters or trademarks on commercially reasonable terms. The Company's license agreements limit both the products that can be manufactured thereunder and the territories and markets in which such products may be marketed. Certain of the Company's license agreements require licensor approval before merger, reorganization, certain stock sales, certain management changes or assignment of the license, which could affect the growth of the Company. In addition, the Company's licensors typically have the right to approve, at their sole discretion, the products developed by the Company and the third party manufacturer of such products. Obtaining such approvals may be time consuming and could adversely affect the timing of the introduction of new products. All of the Company's significant licenses are non-exclusive. Licenses that overlap the Company's licenses with respect to products, geographic areas and markets have been and may continue to be granted to competitors of the Company.

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

SEASONALITY

      Both the retail and amusement toy industries are inherently seasonal. Generally, in the past, the Company's sales to the amusement industry have been highest during the third and fourth fiscal quarters, and collections for those sales have been highest during the succeeding fiscal quarters. The Company's sales to the retail toy industry have been highest during the first and fourth fiscal quarters, and collections from those sales have been highest during the succeeding fiscal quarters. The Company's working capital needs and borrowings to fund those needs have been highest during the third and fourth fiscal quarters. As a result of the Company's increased sales to the amusement industry and increased penetration of the retail market, the Company anticipates that its sales, collections and borrowings to fund working capital needs may become more significant in the third and fourth fiscal quarters.

RESULTS OF OPERATIONS

   The following unaudited table sets forth the Company's results of operations as a percentage of net sales for the periods indicated below:

                                                THREE MONTHS ENDED       NINE MONTHS ENDED
                                                    APRIL 30,               APRIL 30,

                                               1997          1996         1997        1996
                                               ----          ----         ----        ----
Net sales                                      100.0%        100.0%       100.0%      100.0%
Cost of sales                                   60.5          64.8         65.9        67.3
Gross profit                                    39.5          35.2         34.1        32.7
Selling, general and administrative expenses    30.2          24.1         26.6        22.6
Operating income                                 9.3          11.1          7.5        10.2
Interest expense                                (3.6)         (0.5)        (3.5)       (0.4)
Other income                                       -           0.4            -         1.2
Net income                                       3.7           4.3          2.6         5.6

THREE MONTHS ENDED APRIL 30, 1997 AND 1996

      NET SALES. Net sales for the three months ended April 30, 1997 increased 95.8% to approximately $28.0 million from approximately $14.3 million in the comparable period in fiscal 1996 which is primarily attributable to the acquisition of Ace. The Company's toy operations accounted for 97.3% or approximately $27.2 million of net sales for the third quarter of fiscal 1997 and 93.6% or approximately $13.4 million of net sales for the third quarter of fiscal 1996. Net sales derived from vending operations accounted for 2.6% or approximately $736,000 of the Company's net sales for the third quarter of fiscal 1997 as compared to 6.2% or approximately $890,000 of the Company's net sales for the third quarter of fiscal 1996. Domestic net toy sales for the third quarter of fiscal 1997 increased 92.6% or approximately $10.2 million, and international net toy sales increased 152.6% or approximately $3.7 million from approximately $10.9 million and $2.4 million, respectively, in the comparable quarter in fiscal 1996.

      Net sales of licensed products for the three months ended April 30, 1997 increased approximately 140.4% or approximately $10.0 million from approximately $7.1 million in the comparable period in fiscal 1996. The increase in licensed product sales is primarily attributable to the acquisition of Ace, which contributed approximately $7.7 million of the increase in net sales of licensed products, and the strong European market, which increased license product sales approximately $3.0 million from the comparable period in fiscal 1996. Net sales of non-licensed products increased 61.9% or approximately $3.9 million from approximately $6.3 million in the comparable quarter in fiscal 1996. Within non-licensed products, Ace contributed net sales of approximately $2.3 million for the third quarter of fiscal 1997. Net sales of non- licensed stuffed toys increased 68.3% or approximately $3.7 million, from approximately $5.4 million in the comparable period in fiscal 1996.

      Net toy sales to retail customers for the third quarter of fiscal 1997 and 1996 accounted for 22.0% or approximately $6.1 million and 19.3% or approximately $2.8 million, respectively, of the Company's net sales. The approximate 123.6% increase in sales to retail customers from the third quarter of fiscal 1996 to the third quarter of fiscal 1997 is primarily attributable to the continued growth in domestic licensed products sales of 92.7% or approximately $2.0 million and international licensed products sales of 233.0% or approximately $1.4 million.

      Net toy sales to amusement customers for the third quarter of fiscal 1997 and 1996 accounted for 75.3% or approximately $21.1 million and 74.4% or approximately $10.6 million, respectively, of the Company's net sales. The approximate 98.3% increase in dollar volume is primarily attributable to the acquisition of Ace, which accounted for approximately $9.6 million.

      GROSS PROFIT. Gross profit increased approximately 119.5% to approximately $11.1 million for the third quarter of fiscal 1997 from approximately $5.0 million in the same period in fiscal 1996, due primarily to the overall increase in the Company's net sales. Gross profit as a percentage of net sales increased approximately 4.3% from 35.2% to approximately 39.5% for the third quarter of fiscal 1997. This increase is primarily attributable to increased European sales which carry a higher profit margin, and better profit margins domestically due to increased manufacturing volumes.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 145.8% to approximately $8.5 million for the third quarter of fiscal 1997 from approximately $3.4 million in the comparable period in fiscal 1996. This increase is primarily attributable to increased selling expenses of 118.1% or approximately $3.0 million, including payroll related costs, salaried associated with the increase in the Company's sales, increased costs related to the production of merchandise catalogs, and increased occupancy costs relative to the establishment of a distribution facility in Miami, Florida, an office in Hong Kong, the expansion of the Company's distribution facility in Europe, the addition of four distribution and warehouse facilities associated with the acquisition of Ace and one distribution facility associated with the acquisition of TLC. As a percentage of net sales, these expenses increased to approximately 30.2% from approximately 24.1%, due primarily to the fixed administrative costs associated with the larger infrastructure described above. With the acquisition of Ace, the higher fixed overhead costs as a percentage of sales compared to the prior years is expected during the second and third quarters as such quarters have lower sales volume. However, during the Company's peak sales period, the fourth and first quarters, the general and administrative costs are expected to shrink as a percentage of sales.

      INTEREST EXPENSE AND OTHER INCOME. Interest expense increased to approximately $1.0 million for the third quarter of fiscal 1997 from approximately $67,000 in the comparable period in fiscal 1996 as a result of financing the acquisition of Ace. Other income decreased 89.0% or approximately $56,000 primarily due to the interest earned on interest bearing accounts and short-term securities for the third quarter of fiscal 1996.

NINE MONTHS ENDED APRIL 30, 1997 AND 1996

      NET SALES. Net sales for the nine months ended April 30, 1997 increased approximately 80.7% to approximately $89.9 million from approximately $49.8 million in the comparable period in fiscal 1996. The increase in net sales is primarily attributable to the acquisition of Ace, and strong international and retail sales. The Company's toy operations accounted for 97.4% or approximately $87.6 million of net sales for the nine months of fiscal 1997 and 94.6% or approximately $47.1 million of net sales for the nine months of fiscal 1996. Net sales derived from vending operations accounted for 2.6% or approximately $2.3 million of the Company's net sales for the nine months of fiscal 1997 as compared to 5.2% or approximately $2.6 million of the Company's net sales for the comparable period in fiscal 1996. Domestic net toy sales for the nine months of fiscal 1997 compared to the same period of fiscal 1996 increased 78.6% or approximately $32.4 million to $73.5 million, and international toy sales increased 136.9% or approximately $8.1 million to $14.1 million.

      Net sales of licensed products for the nine months of fiscal 1997 increased 73.0% or approximately $21.3 million, from approximately $29.2 million in the comparable period in fiscal 1996. The increase in licensed product sales is primarily attributable to the acquisition of Ace, which accounted for approximately $17.6 million of the increase in net sales of licensed products, and our strong European operations, which accounted for approximately $9.5 million, an approximate 209.5% increase from the comparable period in fiscal 1996. Net sales of non-licensed products increased 107.0% or approximately $19.2 million from approximately $17.9 million in the comparable period in fiscal 1996. Within non-licensed products, Ace's net sales accounted for approximately $15.9 for the nine months of fiscal 1997. Net sales of non-licensed stuffed toys increased 136.5% or approximately $19.2 million, from approximately $14.0 million in the comparable period in fiscal 1996.

      Net toy sales to retail customers for the nine months of fiscal 1997 and 1996 accounted for 27.8% or approximately $25.0 million and 36.2% or approximately $18.0 million, respectively, of the Company's net sales. The approximate 38.8% increase in sales to retail customers from the nine months of fiscal 1996 to the nine months of fiscal 1997 is primarily attributable to the continued growth in domestic and international retail sales of 19.5% or approximately $3.2 million and 233.0% or approximately $3.8 million, respectively. The domestic growth was fueled by several new product lines added during fiscal 1997. The decrease in retail sales as a percentage of total sales from the nine months of fiscal 1996 to 1997 is principally due to the fact that Ace is predominantly a supplier to the amusement/carnival industry whereas, prior to the Ace acquisition, the Company had a more even sales mix of retail and amusement customers.

      Net toy sales to amusement customers for the nine months of fiscal 1997 and 1996 accounted for 69.6% or approximately $62.6 million and 58.4% or approximately $29.1 million, respectively, of the Company's net sales. The approximate 115.3% increase in dollar volume is primarily attributable to the acquisition of Ace, which accounted for approximately $32.5 million, and the strong European market, which accounted for approximately $8.6 million, a 100.7% increase from the comparable period in fiscal 1996.

      GROSS PROFIT. Gross profit increased approximately 88.4% to approximately $30.7 million for the nine months of fiscal 1997 from approximately $16.3 million in the nine months of fiscal 1996, due to the overall increase in the Company's net sales. Gross profit as a percentage of net sales increased approximately 1.4% from approximately 32.7% for the nine months of fiscal 1996 to approximately 34.1% for the nine months of fiscal 1997. This increase was principally a result of purchasing in larger volumes and increased international sales which carry a higher profit margin.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased approximately 113.1% to approximately $23.9 million for the nine months of fiscal 1997 from approximately $11.2 million in the comparable period in fiscal 1996. This increase is primarily attributable to increased selling expenses of 103.2% or approximately $8.0 million, including increased payroll related costs, salaried associated with the increase in the Company's sales, increased costs related to the production of merchandise catalogs, and increased occupancy costs relative to the establishment of a distribution facility in Miami, Florida, an office in Hong Kong, the expansion of the Company's distribution facility in Europe, the addition of four distribution and warehouse facilities associated with the acquisition of Ace and one distribution facility associated with the acquisition of TLC. As a percentage of net sales, these expenses increased to approximately 26.6% from approximately 22.6%, due primarily to the addition of five distribution facilities.

      INTEREST EXPENSE AND OTHER INCOME. Interest expense increased approximately $2.9 million to approximately $3.1 million for the nine months of fiscal 1997 from approximately $177,000 in the comparable period in fiscal 1996 as a result of the financing of the acquisition of Ace. Other income decreased 97.3% or approximately $584,000 due to the interest earned on interest bearing accounts and short-term securities during the same nine month period of fiscal 1996. Such interest bearing cash was used to partially fund the acquisition of Ace.

LIQUIDITY AND CAPITAL RESOURCES

      At April 30, 1997, the Company's working capital was approximately $20.5 million, compared to approximately $22.1 million at July 31, 1996. In June 1996, pursuant to the Ace acquisition, the Company entered into a $65.0 million loan under a Revolving Credit Term Loan with Letter of Credit Facility, ("Credit Facility"), among The Chase Manhattan Bank, formerly Chemical Bank, as agent, Heller Financial, Inc., Texas Commerce Bank N.A., Union Bank of California and Bank of America. Additionally, pursuant to the Ace acquisition, the Company entered into a $3.0 million subordinated loan from the Company's Chairman of the Board and Chief Executive Officer, and a $2.9 million subordinated loan from the Ace sellers. As of April 30, 1997, the revolving loan balance was approximately $21.5 million, the term loan balance was $10.2 million, the subordinated shareholder loan was $3.0 million, and the subordinated loan from the Ace sellers was $1.9 million.

      The Company's operating activities provided net cash of approximately $5.6 million in the nine months of fiscal 1997 and used net cash of approximately $11.8 million in the same nine-month period of fiscal 1996. The cash flow from operations for the nine months ended April 30, 1997 was primarily affected by changes in accounts receivable, inventory, accounts payable and non-cash expenses.

      Net cash used in investing activities during the nine months ended April 30, 1997 was approximately $463,000 compared to net cash used in investing activities for the nine months of fiscal 1996 of approximately $1.8 million. For the nine months of fiscal 1997, net cash used in investing activities consisted principally of the purchase of property and equipment of approximately $579,000. For the nine months of fiscal 1996, net cash provided used in investing activities consisted principally of the purchase of property and equipment of approximately $1.9 million and deferred acquisition costs totaling $784,000 incurred by the Company relative to the proposed acquisition of Ace, offset by the redemption of short-term investments of approximately $973,000.

      Net cash used in financing activities during the nine months ended April 30, 1997 was approximately $3.4 million and net cash provided by financing activities in the nine months of fiscal 1996 was approximately $729,000. During the nine months ended April 30, 1997, cash was used to repay the revolving loan of approximately $322,000, repay the term loan of $1.8 million and repay the subordinated loan from the Ace sellers of $1.0 million. In the nine months of fiscal 1996, cash provided by financing activities consisted principally of receipt of the net proceeds from the issuance of common stock in connection with the exercise of the over-allotment option by the underwriters of the Company's initial public offering, net of retirements of outstanding debt and capital lease obligations.

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

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 16th day of June, 1997.

                              PLAY BY PLAY TOYS & NOVELTIES, INC.

                              By:  /s/RAYMOND G. BRAUN
                                      Raymond G. Braun
                                      CHIEF FINANCIAL OFFICER