Form 10-K
period 1997-07-31
PLAY BY PLAY TOYS & NOVELTIES INC
filed 1997-10-29
CIK 945276

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              Annual Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934

        For the Fiscal Year Ended                    Commission file number
              July 31, 1997                                  0-26374

                       PLAY BY PLAY TOYS & NOVELTIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                Texas                                74-2623760
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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ( )

      As of October 20, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant (based upon the last reported sale price of the Common Stock of the registrant as quoted on the National Market System of the National Association of Securities Dealers Automated Quotation System) was $68,286,564. (For purposes of calculating the preceding amount only, all directors, executive officers and shareholders holding 5% or greater of the registrant's Common Stock are assumed to be affiliates). The number of shares of Common Stock of the registrant outstanding as of October 20, 1997 was 4,904,100.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Company's Proxy Statement for its annual meeting of shareholders are incorporated by reference into Items 10, 11, 12 and 13 of Part
III. The registrant intends to file such Proxy Statement no later than 120 days after the end of the fiscal year covered by this Form 10-K.
================================================================================

                                TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
 PART I
 ITEM 1.  Business                                                        2
             General                                                      2
             Business History                                             2
             Business Strategy                                            4
             Products                                                     6
             Licensed Products                                            7
             Non-Licensed Products                                        7
             License Agreements                                           8
             Sales, Marketing and Distribution                            8
             Design and Development                                      11
             Manufacturers and Suppliers                                 11
             Advertising                                                 12
             Vending Operations                                          12
             Competition                                                 13
             Product Liability                                           13
             Government Regulation                                       13
             Tariffs and Duties                                          13
             Trademarks                                                  14
             Employees                                                   14
             Risk Factors                                                15
 ITEM 2.  Properties                                                     20
 ITEM 3.  Legal Proceedings                                              21
 ITEM 4.  Submission of Matters to a Vote of Security Holders            21

 PART II
 ITEM 5.  Market for Registrant's Common Equity and Related
             Shareholder Matters                                         21
             Market Information                                          21
             Stockholders                                                21
             Dividends and Distributions                                 21
 ITEM 6.  Selected Consolidated Financial Data                           22
 ITEM 7.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                         23
             General                                                     23
             Results of Operations                                       25
             Liquidity and Capital Resources                             28
             Seasonality                                                 30
             Inflation                                                   30
             New Accounting Pronouncements                               30
 ITEM 8.  Financial Statements and Supplementary Data                    31
 ITEM 9.  Changes in and Disagreements With Accountants on
          Accounting and Financial Disclosure                            31

 PART III
 ITEM 10. Directors and Executive Officers of the Registrant             31
 ITEM 11. Executive Compensation                                         31
 ITEM 12. Security Ownership of Certain Beneficial Owners
          and Management                                                 31
 ITEM 13. Certain Relationships and Related Transactions                 31

 PART IV
 ITEM 14. Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K                                            32
 SIGNATURES                                                              33
 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL
   STATEMENT SCHEDULE                                                   F-1
 INDEX TO EXHIBITS                                                      E-1

PART I

ITEM 1.  BUSINESS

GENERAL

      THIS REPORT CONTAINS, IN ADDITION TO HISTORICAL INFORMATION, FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, WITHOUT LIMITATION, COMPETITIVE AND ECONOMIC FACTORS, PRICE CHANGES BY COMPETITORS, RELATIONSHIPS WITH LICENSORS, ABILITY TO MANAGE GROWTH, ABILITY TO SOURCE PRODUCTS, INTERNATIONAL TRADE RELATIONS, MANAGEMENT OF QUARTER TO QUARTER RESULTS, INCREASES IN COSTS OF RAW MATERIALS, TIMING OF TECHNOLOGICAL ADVANCES BY THE COMPANY AND ITS COMPETITORS, LACK OF ACCEPTANCE BY CONSUMERS OF NEW PRODUCTS, AND THE OTHER FACTORS DISCUSSED BELOW IN "RISK FACTORS", ELSEWHERE HEREIN. UPDATED INFORMATION WILL BE PERIODICALLY PROVIDED BY THE COMPANY AS REQUIRED BY THE SECURITIES EXCHANGE ACT OF 1934. AS USED HEREIN, UNLESS THE CONTEXT OTHERWISE REQUIRES, THE "COMPANY" MEANS PLAY-BY-PLAY TOYS & NOVELTIES, INC., A TEXAS CORPORATION, AND ITS WHOLLY OWNED SUBSIDIARIES.

      The Company designs, develops, markets and distributes stuffed toys, novelty items and its PLAY-FACES(R) line of sculpted toy pillows based on license characters and trademarks. The Company also designs, develops, markets and distributes electronic toys and non-licensed stuffed toys and markets and distributes a broad line of non-licensed novelty items. The Company markets and distributes its products in both amusement and retail markets and believes that it is the leading supplier of stuffed toys and novelty items to the domestic amusement industry. The Company was incorporated in Texas in 1992. Its principal executive offices are located at 4400 Tejasco, San Antonio, Texas 78218 and its telephone number is (210) 829-4666.

BUSINESS HISTORY

      Over the last three fiscal years, the Company's net sales have grown from $32.6 million for fiscal 1994 to $137.4 million in fiscal 1997, representing a 62.4% average annual increase, and net income has increased from $1.1 million for fiscal 1994 to $6.2 million for fiscal 1997, representing an 82.0% average annual increase. The Company's growth in net sales and net income is primarily attributable to its introduction of new products and its two strategic acquisitions.

      The Company develops its licensed stuffed toys based principally on popular, classic characters such as LOONEY TUNES, ANIMANIACS, SUPERMAN, BATMAN, and characters featured in SPACE JAM (the motion picture), THE FLINTSTONES(TM) and POPEYE(TM) and on popular, classic trademark licenses such as The Coca-Cola Company's COCA-COLA(R) brand stuffed toys, including the COCA-COLA(R) POLAR BEAR, and Harley-Davidson Motor Company's HARLEY HOG(TM). The Company develops a licensed stuffed toy by identifying a character or trademark license, obtaining the necessary license, designing the product and developing a prototype, and manufacturing the products through third party manufacturers. The Company believes that products based on popular, classic characters and trademarks will have a longer and more stable product life cycle than products based on newer, less established characters and trademarks. The Company believes its position as a leading supplier to the domestic amusement industry allows it to more effectively acquire licenses for products sold to the amusement market. The Company's non-licensed products include traditional stuffed toys in various sizes, interactive dolls and novelty items such as low-priced plastic toys and games used primarily as redemption prizes by its amusement customers. For fiscal 1997, net sales of licensed products and non-licensed products accounted for 59.7% and 38.0%, respectively, of the Company's net sales.

      The Company commenced its retail product line in fiscal 1995 with its originally developed PLAY-FACES(R) line of sculpted toy pillows shaped in the facial likeness of licensed animated characters. The

PLAY-FACES(R) line is based upon popular, classic characters, including The Walt Disney Company's animated characters, LOONEY TUNES, ANIMANIACS, SUPERMAN, BATMAN, and SPACE JAM characters, SESAME STREET CHARACTERS, GARFIELD(TM) and new characters developed and introduced by leading entertainment companies, such as the ones presented in The Walt Disney Company's animated films TOY STORY, THE HUNCHBACK OF NOTRE DAME, and 101 DALMATIANS. During fiscal 1997, the Company further developed the PLAY-FACES(R) line by adding full-bodied PLAY-FACES(R), which are being sold in the domestic sections of the mass retailer. The Company believes its PLAY-FACES(R) line is a distinct product category that enhances its ability to acquire additional character and trademark licenses. PLAY-FACES(R) products accounted for 12.0% of the Company's net sales for fiscal 1997.

      During fiscal 1997, the Company entered the large doll market with a pair of electronic interactive dolls, the "TALKIN' TOTS(TM)" which talk and sing together utilizing infrared technology. The Company began selling "TALKIN' TOTS(TM)" during the fourth quarter of fiscal 1997 and began television advertising during the first quarter of fiscal 1998. The Company also developed a retail line of Looney Tunes products during 1997, including standing, sitting and bean bag stuffed toys, and another television promoted electronic stuffed toy, the "TORNADO TAZ(TM)". The "TORNADO TAZ(TM)" is a TASMANIAN DEVIL(TM) that spins, shakes, grunts and laughs. The Looney Tunes products include such characters as TWEETY(TM), SYLVESTER(TM), TASMANIAN DEVIL(TM), BUGS BUNNY(TM), SPEEDY GONZALES(TM), YOSEMITE SAM(TM), and DAFFY DUCK(TM).

      The Company has a diversified base of customers within the amusement and retail distribution channels. Amusement customers, which accounted for 69.8% of net sales for fiscal 1997, include theme parks such as Six Flags, Busch Gardens and Sea World, family entertainment centers such as Tilt, Dave and Buster's, Inc. and Namco, and carnivals and state fairs. In addition to theme parks, family entertainment centers and carnivals, the Company's amusement distribution channels include Fun Services(R) (sales through franchisees), fundraising and premium (products designed for specific companies) customers. Retail customers, which accounted for 27.9% of net sales for the same period, principally consist of mass merchandisers such as Wal-Mart, Kmart, and Target, and specialty retailers such as Toys "R" Us and Kay Bee Toys. No one customer accounted for more than 10% of net sales for fiscal 1997.

      The Company recently completed two strategic acquisitions that have contributed to its growth. In June 1996, the company acquired substantially all of the operating assets, business operations and facilities (the "Ace Acquisition") of Ace Novelty Co., Inc. ("Ace") for $44.7 million. In November 1996, the Company, through its wholly-owned subsidiary Play-By-Play Toys & Novelties Europa, S.A. ("Play-By-Play Europe") acquired The TLC Gift Company, Ltd. ("TLC") based in Doncaster, England for 40,000 shares of Common Stock. The Ace acquisition provided the Company with several strategic advantages, including significant distribution channels in the central and western United States, significant distribution channels in the outdoor amusement markets, key United States and international classic character licenses for retail and amusement, an in-house design and development team and additional key personnel. The Company believes that the Ace acquisition contributed to the Company's profitability in fiscal 1997. Similarly, the TLC acquisition resulted in additional distribution channels in the U.K. where TLC is headquartered and other areas of Europe. The Company believes that the TLC acquisition has begun contributing to the Company's net earnings and is partially responsible for the significant growth we have experienced internationally.

COMPANY STRENGTHS

The Company believes its principal strengths include its:

o emphasis on licenses for popular, classic characters and trademarks and new characters introduced by leading entertainment companies;

o demonstrated ability to develop new and innovative toys such as "TALKIN' TOTS(TM)" and "TORNADO TAZ(TM)", new licensed products such as the COCA-COLA(R) brand stuff toys, and new product categories such as thE PLAY-FACES(R) line;

o position as the leading supplier of stuffed toys and novelty items to the amusement industry;

o balance between amusement and retail markets, which reduces seasonality and increases stability of revenues;

o     experienced management team with toy and licensing expertise;

o in-house design and development team which provides the Company the ability to bring more products to market quicker, thereby taking early advantage of product trends;

o Hong Kong office which results in direct sourcing in the Far East and the ability to better manage product quality, production and timely availability of products;

o diverse customer base including over 4,000 customers, with no customer accounting for greater than 10% of net sales;

o multiple distribution channels which enhance the Company's ability to sell slower moving items while minimizing the impact on gross profit margins; and

o distribution facility located throughout North America and Europe allowing the Company to better serve its customers which typically have multiple locations and have very little inventory space.

BUSINESS STRATEGY

The Company's growth strategy includes the following key elements:

      LICENSED PRODUCT LINE EXPANSION. The Company believes that by developing licensed products based principally on popular, classic characters and trademarks, it has established a core licensed product portfolio that is characterized by longer life cycle than is typical in the toy industry. The Company intends to continue to develop its licensed product line by targeting licensing opportunities where it can take advantage of licensor advertising, publicity and media exposure. The Company believes that its broad licensed product line prevents it from becoming overly dependent on a single product or customer.

      DEVELOPMENT OF INNOVATIVE TOYS AND NEW PRODUCT CATEGORIES. The Company believes that its PLAY-FACES(R) and other licensed-based product lines represent distinct product categories, which enhancE its market identification and ability to acquire additional character and trademark licenses. The Company intends to develop new product categories targeted to both its amusement and retail customers. The Company strives to develop unique products with broad end-consumer appeal at competitive prices by identifying previously undeveloped or under-developed products or product categories and matching them with popular, classic licensed characters and/or trademarks. The Company believes it has successfully implemented this approach with its Looney Tunes product lines, "TALKIN' TOTS(TM)", "TORNADO TAZ", PLAY-FACES(R) product lines,
Harley-Davidson Motor Company's HARLEY HOG(TM), and the COCA-COLA(R) POLAR BEAR.

      INTERNATIONAL EXPANSION. The Company plans to increase its international sales, primarily in Europe and Latin America, in both the amusement and retail channels through the Company's European distribution facilities and independent distributors. The Company believes that markets outside the United States present significant opportunities and are generally less competitive than the United States market. The Company commenced toy distribution and sales operations in Europe and Latin America in fiscal 1994. Since fiscal 1994, international sales have increased at an average annual rate in excess of 100%, and the Company believes there are additional significant opportunities for growth in international markets. Additionally, with the newly obtained worldwide manufacturing and distribution rights for Baby Looney Tunes, the Company will begin selling in new markets for the Company, including the Asia Pacific countries.

      RETAIL MARKET PENETRATION. The Company intends to broaden its retail distribution both domestically and internationally. Through its licensing and new product development strategies, the Company plans to further penetrate the retail market by continuing to develop and introduce new products (such as "TALKIN' TOTS(TM)" and "TORNADO TAZ") and product categories (such as PLAY-FACES(R)). Since fiscal 1994, retail sales HaVE grown at a weighted average rate of 127.3% domestically, and at a weighted average rate of 110.4% internationally. Based on the Company's small market share of the retail industry and its proven ability to develop product niches and obtain key licenses, retail products continue to be a growth opportunity for the Company.

      AMUSEMENT MARKET PENETRATION. With the Ace Acquisition, the Company believes that it has become the leading supplier of stuffed toys and novelty items to the domestic amusement market. The Company believes that this market is less susceptible to changing consumer preferences than the retail market. The Company believes that its broad and continually updated line of licensed and non-licensed stuffed toys and novelty items, its purchasing power, and its reputation as a leading amusement supplier provide the Company with a competitive advantage over many other suppliers to this market. While the Company believes there is greater opportunity to grow its retail and international businesses than its domestic amusement business, the latter provides the Company with a consistent base of cash flow.

      ACQUISITION STRATEGY. The acquisition strategy of the Company is to find businesses with unique product lines (either licensed or non-licensed) which can be sold through the Company's existing distribution channels or business which have complimentary distribution channels for the Company's existing product lines. The Company believes that this strategy should result in greater sales while reducing the combined companies' general and administrative costs. The Company believes that the Ace and TLC acquisitions accomplished both of these acquisition objectives.

PRODUCTS

      The Company markets a variety of licensed and non-licensed stuffed toys and novelty items. The following chart shows the breakdown of the Company's net toy sales (which does not include vending sales) by principal product category:

                                                     Year Ended July 31,
                                             ----------------------------------
                                               1997         1996         1995
                                             --------     --------     --------
                                                        (In millions)
Licensed products:
     Stuffed toys .......................    $   63.4     $   24.2     $   14.6
     Play-Faces(R) ......................        16.5         19.0          7.6
     Electronic toys ....................         2.0         --           --
                                             --------     --------     --------
                                                 81.9         43.2         22.2
                                             --------     --------     --------
Non-licensed products:
     Stuffed toys .......................        38.7         22.1         17.6
     Novelty items ......................         8.8          5.4          3.8
     Electronic toys ....................         4.8         --           --
                                             --------     --------     --------
                                                 52.3         27.5         21.4
                                             --------     --------     --------
        Total ...........................    $  134.2     $   70.7     $   43.6
                                             ========     ========     ========

                                             (As a percentage of net toy sales)

Licensed products:
     Stuffed toys .......................        47.3%        34.2%        33.5%
     Play-Faces(R) ......................        12.3         26.9         17.5
     Electronic toys ....................         1.5         --           --
                                             --------     --------     --------
                                                 61.1         61.1         51.0
                                             --------     --------     --------
Non-licensed products:
     Stuffed toys .......................        28.8         31.2         40.3
     Novelty items ......................         6.5          7.7          8.7
     Electronic toys ....................         3.6         --           --
                                             --------     --------     --------
                                                 38.9         38.9         49.0
                                             --------     --------     --------
        Total ...........................       100.0%       100.0%       100.0%
                                             ========     ========     ========

LICENSED PRODUCTS

      In developing its licensed products, the Company seeks to take advantage of media exposure and goodwill accompanying its licensed characters and trademarks as well as the advertising and promotional expenses incurred by its licensors. Net sales of licensed products were $81.9 million and $43.2 million (59.7% and 58.2% of net sales) during fiscal 1997 and 1996, respectively.

      STUFFED TOYS. The Company designs, develops, markets and distributes over 1,500 different stuffed toys based upon its licenses for children's entertainment characters and corporate trademarks. Generally, the Company offers a variety of sizes and styles of its licensed stuffed toys. The Company seeks to develop its products around both existing and newly-acquired licenses for commercially established characters and trademarks. The Company's licensed stuffed toys are generally sold to both amusement customers as redemption prizes and to retail customers. Licensed stuffed toy products have suggested retail prices ranging from $5 to $30. To date, the Company's most successful licensed stuffed toy products have been the Looney Tunes characters, which include standing, sitting and bean bag stuffed toys.

      PLAY-FACES(R). During the first quarter of fiscal 1995, the Company began selling its PLAY-FACES(R) line of sculpted toy pillows shaped in the facial likenesses of licensed animated characters. PLAY-FACES(R) are sold primarily to retail customers and have a suggested retail price of under $20. The Company believes its PLAY-FACES(R) line is a distinct product category which has enhanced its ability to acquire additional character and trademark licenses. The Company has expanded its PLAY-FACES(R) line by adding different sizes of PLAY-FACES(R) products and securing additional character licenses. PLAY-FACES(R) products accounted for 12.0% of the Company's net sales for fiscal 1997. During fiscal 1997, the Company further developed the line by adding full-bodied PLAY-FACES(R), which are being sold in the domestic sections of mass retailers.

      ELECTRONIC TOYS. During 1997, the Company introduced a television promoted electronic stuffed toy, TORNADO TAZ. TORNADO TAZ is a plush depiction Tasmanian Devil(TM) that spins, shakes, grunts and laughs. The Company began selling this product during the fourth quarter of fiscal 1997. Sales for the TORNADO TAZ accounted for $2.0 million or 1.5% of the Company's net toy sales for fiscal 1997.

NON-LICENSED PRODUCTS

      The Company markets and distributes a broad line of non-licensed products, including stuffed toys, electronic toys and novelty items. The Company's non-licensed product line includes stuffed and electronic toys designed and developed by the Company, stuffed toy and novelty product lines selected and modified by the Company from the product lines of third party manufacturers, and stuffed toys and novelty items purchased directly from third party manufacturers. Net sales of non-licensed products were $52.3 million and $27.5 million (38.0% and 37.0% of net sales) during fiscal 1997 and 1996, respectively.

      STUFFED TOYS. The Company designs, develops, markets and distributes a broad line of non-licensed stuffed toys, consisting principally of generic animal characters and a broad variety of seasonal and holiday characters. The Company's non-licensed stuffed toys are principally marketed to the amusement market as redemption prizes. The Company frequently redesigns, by color and otherwise, its product line. Over the two year period ended July 31, 1997, sales of non-licensed stuffed toys have decreased as a percentage of total net toy sales primarily due to changing consumer trends towards preferences of licensed merchandise, and the Company's decision to focus its working capital on the growth of its licensed products and novelty item sales. No single non-licensed stuffed toy accounted for more than 10% of the Company's net sales during fiscal 1997, 1996 or 1995.

      NOVELTY ITEMS. The Company markets and distributes a broad line of novelty items to the amusement market for use as redemption prizes. The Company's novelty items principally include plastic toys, cosmetic jewelry, novelty school supplies, inexpensive electronic toys and radios, rubber balls and styrofoam gliders. The Company frequently changes its mix of novelty items. No single novelty item accounted for more than 10% of the Company's net sales or 10% of the Company's net sales of novelty items during fiscal 1997.

      ELECTRONIC TOYS. During 1997, the Company entered the large doll market with the introduction of a set of interactive dolls, the "TALKIN' TOTS(TM)" which talk and sing together utilizing infrared technology. A squeeze of each doll's hands initiates the pre-recorded singing of the alphabet and two other nursery rhymes. The nursery rhymes are recorded in several languages. The Company began selling this product during the fourth quarter of fiscal 1997. Sales of "TALKIN' TOTS(TM)" accounted for $4.8 million, or 3.6%, of thE Company's net toy sales for fiscal 1997.

LICENSE AGREEMENTS

      Approximately 59.7%, 58.2% and 46.6% of the Company's net sales in fiscal 1997, 1996 and 1995, respectively, were derived from product lines based on entertainment character or corporate trademark licenses. The Company's products based on trademarks licensed by Looney Tunes' characters accounted for 37.5% of net sales in fiscal 1997. The Company's licenses generally have terms of one to four years and permit sales in specified geographic territories and distribution channels. The Company's license agreements typically require the payment of non-refundable advances and guaranteed minimum royalties on sales of licensed products. Certain of the Company's material licenses are non-exclusive. The Company emphasizes licenses that permit the Company to market toys based on characters or trademarks which develop their own popular identity, often through exposure in television programs, movies, cartoons and comic books and, in the case of popular, classic characters, often through exposure over many years. The Company's license agreements require the Company to obtain approval of the Company's third party manufacturer and approval of the product from the licensor. Generally, the Company's license agreements also require the Company to carry specified types and amounts of insurance. The Company's license agreements generally require licensor approval prior to merger, reorganization, certain stock sales, or any assignment of the license, and certain of the license agreements require prior approval by the licensor of certain management changes of the licensee.

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

SALES, MARKETING AND DISTRIBUTION

      The Company markets and distributes its products domestically and internationally to a diverse customer base within the amusement and retail toy markets. The following table sets forth information concerning the Company's domestic and international net toy sales (which do not include vending sales) by distribution channel. Sales by the domestic division, including export sales, are considered domestic sales. The export sales for fiscal 1997, 1996 and 1995 were $5.6 million, $3.7 million, and $2.0 million, respectively.
Sales by the European subsidiary are considered international sales.

                                                   Year Ended July 31,
                                            ----------------------------------
                                              1997         1996         1995
                                            --------     --------     --------
                                                      (In millions)
Domestic toy sales:
     Retail .............................   $   31.7     $   20.8     $   10.4
     Amusement ..........................       81.4         40.8         26.8
                                            --------     --------     --------
                                               113.1         61.6         37.2
                                            --------     --------     --------
International toy sales:
     Retail .............................        6.6          2.4          1.6
     Amusement ..........................       14.5          6.7          4.8
                                            --------     --------     --------
                                                21.1          9.1          6.4
                                            --------     --------     --------
        Total ...........................   $  134.2     $   70.7     $   43.6
                                            ========     ========     ========

                                            (As a percentage of net toy sales)
Domestic toy sales:
     Retail .............................       23.6 %       29.4 %       23.9 %
     Amusement ..........................       60.7         57.7         61.4
                                            --------     --------     --------
                                                84.3         87.1         85.3
                                            --------     --------     --------
International toy sales:
     Retail .............................        4.9          3.4          3.8
     Amusement ..........................       10.8          9.5         10.9
                                            --------     --------     --------
                                                15.7         12.9         14.7
                                            --------     --------     --------
        Total ...........................      100.0 %      100.0 %      100.0 %
                                            ========     ========     ========

      DOMESTIC SALES. The Company's domestic sales are to amusement customers including theme parks such as Six Flags, Busch Gardens and Sea World, family entertainment centers such as Dave and Buster's, Tilt, and Namco, carnivals, state fairs and arcade operations, and retail customers including mass merchandisers such as Wal-Mart, Kmart and Target and specialty retailers such as Toys "R" Us and Kay Bee Toys. During fiscal 1997, 1996, and 1995, no domestic customer accounted for more than 10% of net sales to domestic customers.

      The Company markets its products to amusement and retail customers in the United States through 78 salaried and commissioned in-house salespersons and through 19 commissioned independent sales representatives. The Company's in-house and independent sales representatives generally utilize product samples, catalogs, brochures and other promotional materials to market the Company's products at trade shows, on-site visits to customers and customer visits to the Company's showrooms. The Company maintains domestic product showrooms in San Antonio, Texas; New York, New York; Woodinville, Washington; and Miami, Florida, where it displays its amusement and retail product lines. The Company's product catalogs and brochures are designed and developed in-house. Senior management of the Company coordinates and supervises the Company's sales personnel and coordinates the Company's independent sales representatives and directly participates in marketing to its customers. No sales representative generated more than 10% of net sales to domestic customers during fiscal 1997.

      The Company distributes its products from its San Antonio, Texas; Los Angeles, California; Brooklyn, New York; Chicago, Illinois; Miami, Florida; Woodinville, Washington; and Burnaby, British Columbia, Canada distribution facilities and arranges direct shipment from the Far East to its larger retail customers. During the third quarter of fiscal 1996, the Company established an office in Hong Kong to enhance its product development and purchasing capabilities, centralize quality control and expand its vendor base in the Far East.

      The Company's retail customers are among the largest toy retailers in the United States. Retail customers, which accounted for 27.9% of net sales for fiscal 1997, principally consist of mass merchandisers such as Wal-Mart, Kmart and Target and specialty retailers such as Toys "R" Us and Kay Bee Toys. Due to their purchasing volumes and desire to minimize inventory risk, these retailers are increasingly requiring suppliers, including the Company, to maintain more of the inventory on hand domestically. Accordingly, the Company is participating in the electronic data interchange ("EDI") programs with Wal-Mart, Target, Sears and Toys "R" Us and is testing the EDI programs with Kmart, Spencer Gifts, Hills Department Store, JC Penney and Mervyns. The Company plans to participate in EDI programs of several of its other major retail customers. The Company has acquired the necessary software programs to participate in EDI programs with its customers. To participate with additional customers, the Company notifies the customer(s) of its desire to participate, and, upon the successful exchange of test data, the Company seeks approval to become an EDI participant with the customer. No fees or other commitments are required to participate. The Company believes that this participation will allow the Company to monitor store inventory levels, schedule production to meet anticipated reorders and maintain sufficient inventory levels to both serve its customers and better manage its inventory. The Company does not anticipate that it will be required to make significant additional capital expenditures or to hire additional employees in order to participate in such EDI programs.

      In addition to theme parks, family entertainment centers and carnivals, the Company's amusement distribution channels include Fun Services(R), fundraising and premium customers. Fun Services(R) consist of sales to approximately 50 franchisees throughout the United States whereby Play-By-Play is the franchisor. The Fun Services(R) franchisees sell products at schools, churches and company fairs. The most significant sales program is the Santa's Secret Shop(R) which offers school children and their families the opportunity to purchase Christmas gifts on the school premises during the holiday season. Fun Services(R) sales during fiscal 1997 were $7.0 million. The fundraising distribution channels consist principally of various not-for-profit organizations or their independent event contractors. The premiums distribution channel designs, develops and/or sources stuffed toys and novelty items customized for companies. These products are typically distributed by the customer to their clients or employees. During fiscal 1997, the premiums and fundraising sales totaled $8.6 million.

      Generally, the Company does not sell any of its products on consignment and accepts returns only for defective merchandise. In certain instances, where retailers are unable to resell the quantity of products which they have ordered from the Company, the Company may, in accordance with industry practice, assist retailers to enable them in selling such excess inventory by offering discounts and other concessions. Returns, concessions and canceled orders have historically been immaterial to the Company's net sales.

      INTERNATIONAL SALES. The Company began its international expansion with the opening of its distribution facility in Spain in August 1993. In November 1996, the Company acquired TLC with distribution facilities in Doncaster, England. The Company's principal international customers are located in Spain, the United Kingdom, France, Benelux, Italy, Germany, Portugal, Israel, Scandinavia, Ireland, Greece, Austria and certain Eastern European countries. The Company has also commenced distribution to Middle East and South Africa.

      The Company markets its products to amusement and retail customers in Europe through twenty independent commissioned sales representatives located in Spain, through twelve independent commissioned sales representatives located in the United Kingdom and Ireland and through twenty-two independent distributors located in France, Benelux, Italy, Germany, Austria, Portugal, Malta, Greece, South Africa, the Middle East, Scandinavia and Eastern Europe, each of which markets products principally within the country in which it is located. Foreign independent distributors typically retain their own sales representatives. The Company maintains product showrooms in Valencia, Spain and Doncaster, England to display its European product lines, and the Company's independent distributors maintain product showrooms to display the Company's products.

      The Company distributes its amusement and retail products to European customers through its Company-operated European facilities. The Company's international product line generally includes its products offered in the United States. The Company also offers products based upon licenses from domestic licensors which are exclusive to the European market and licenses from foreign licensors such as certain major professional soccer teams in Europe.


      The Company believes that the retail industry in Europe is generally less competitive than that of the United States, although some of the larger American companies have a significant presence in the European markets. The Company's license agreements in Europe are generally broader than its domestic license agreements. Additionally, the European licenses generally provide broader availability in terms as to whom the Company can sell its products. The Company believes that fully utilizing these licenses is a growth opportunity. Additionally, the Company also plans to introduce certain new retail products, such as "TALKIN' TOTS(TM)" and "TORNADO TAZ(TM)", to the European market.


      The amusement industry in Europe is fragmented and competitors are generally local. The Company believes that it was the first to develop and use a product catalogue for European amusement sales. The amusement industry in Europe has generally had a limited access to license products.


      Amusement customers include theme parks such as Port Aventura, Isla Magica and Monte Tibidabo in Spain and Alton Towers, H. B. Leisure and Chessington Park in the United Kingdom, Fort Fun Abenteurland and Warner Bros. Movie World in Germany, Parc Asterix in France, Walibi in Belgium and Efteling in Holland, and carnivals, fairs and arcade operations. International retail customers include mass merchandisers such as J-Sainsbury, Tetco, British Homes Stores, Aucham, Casa, Alcampo, Toys "R" Us, El Corte Ingles, Hipercor, Cana De Azucar and specialty retailers.

DESIGN AND DEVELOPMENT

      The Company relies on its senior management personnel and its marketing department to target licensing opportunities and its product development department to design and develop additions to its product line. The Company typically drafts initial product drawings and produces toy prototypes in-house. The Company maintains its sample design department in San Antonio, Texas. The design department enables the Company to expedite the approval of licensed products from licensors which usually retain the right to approve the licensed products being marketed by the Company. To date, the Company has experienced little difficulty in obtaining licensor approval of these products. The Company's marketing department also designs product packaging and promotional materials. To minimize some of the risk associated with introducing new products, the Company normally solicits the reactions of select customers to prototypes prior to production.

MANUFACTURERS AND SUPPLIERS

      The Company contracts with third party manufacturers in the Far East, principally within The People's Republic of China, to manufacture its stuffed toy products and PLAY-FACES(R) products. The Company's novelty items and electronic toys are manufactured by third parties located in China, Taiwan and Hong Kong. The Company's senior management negotiates the majority of its manufacturing contracts without using agents. During the third quarter of fiscal 1996, the Company established an office in Hong Kong to enhance the Company's product development and purchasing capabilities, more easily manage quality and shipping schedules and expand its vendor base in the Far East. The Far East is the largest and most widely used manufacturing center of toys in the world. Decisions related to the choice of manufacturer are based on price, quality of merchandise, consistency and the ability of a manufacturer to meet the Company's timing requirements for delivery. The Company is not a party to long-term contractual or other arrangements with any manufacturer and often uses more than one manufacturer to produce a single product. The majority of the Company's manufacturing is arranged directly by the Company with the manufacturing facilities. No manufacturer accounted for more than 10% of the Company's purchases of toy products during fiscal 1997, with the exception of Tri-State Manufacturing (China), Ltd. ("Tri-S"), which accounted for 26.3% of such purchases during fiscal 1997. During such period, Tri-S manufactured PLAY-FACES(R) and licensed stuffed toys. Tri-S is currently one of several manufacturers of these products for the Company. While the Company believes that it is not dependent on any single manufacturer in the Far East, the Company could be materially, adversely affected by political or economic disruptions affecting the business or operations of third party manufacturers located in the Far East.

      The principal materials used in the production and sale of the Company's products are taffeta, polyester, polystyrene, acrylic textiles, plastics and polyvinyl chloride. The manufacturers who deliver completed or partially completed products to the Company generally purchase these materials. In order to reduce transportation costs, the Company typically will import certain large toys as skins and stuff them with either polystyrene or polyester at its warehouse facilities in the United States or Europe. The Company believes that an adequate supply of raw materials used in the manufacture of its products is readily available from existing and alternative sources at reasonable prices.

ADVERTISING

      The Company implemented a television campaign for the first time in fiscal 1997 in conjunction with the introduction of the "TALKIN' TOTS(TM)" and "TORNADO TAZ(TM)". The Company intends to continue to utilize a promotional strategy whereby the Company will advertise certain of its proprietary products. The Company believes that television advertising, properly utilized, has a positive effect on sales. Although a majority of the Company's advertising budget is allocated to television, the Company continues to expend a portion if its advertising budget to promote its products through retail catalogs, advertisements in trade magazines, and cooperative promotional efforts of retailers. In addition, the Company believes its licensed products benefit from favorable media exposure such as television programs, movies, commercials, cartoons and comic books, and by advertising, promotional and other media events generated by licensors. The Company's advertising expenses were approximately $2.7 million, $688,000 and $519,000 during fiscal years 1997, 1996 and 1995, respectively. Aside from television promotions, advertising expenses consist primarily of costs incurred in the design, development, printing and shipping of Company catalogs and a limited number of advertisements in trade publications such as THE TOY BOOK(TM), AMUSEMENT BUSINESS(TM) and REPLAY MAGAZINE(TM).

VENDING OPERATIONS

      The Company owns and operates approximately 1,400 coin-operated amusement game machines (crane machines, compact disc juke boxes and video game machines) located in Texas, of which approximately 800 are on a month-to-month arrangements. The other approximately 600 coin-operated amusement game machines are generally operated under month-to-month arrangements with numerous other small businesses. The Company believes that operating crane machines improves its ability to serve its amusement customers. The Company shares machine revenues with the owners of locations where the machines are placed. Approximately 2.3%, 4.6% and 7.9% of the Company's net sales in fiscal 1997, 1996 and 1995, respectively, were derived from the Company's vending operations. The Company currently intends to maintain its present level of vending operations. However, the Company anticipates that its vending revenues will continue to decrease as a percentage of net sales due to the Company's decision to focus its working capital on the growth of its licensed product sales.

COMPETITION

      The Company faces vigorous competition in the sale of its products. Competitive factors include new product development, the procurement of licenses, timely shipment of products, price, product appeal and the availability of retail shelf space. The toy industry is highly fragmented with several hundred domestic and international toy companies, importers and distributors. The Company competes with many larger, better-capitalized companies, including the Company's licensors, in the design, development, marketing, and distribution of toys, and the procurement of licenses. The Company's principal competitors in the retail industry include all major toy companies. Certain of the Company's licensors, including The Walt Disney Company, Warner Brothers, Harley-Davidson Motor Company and The Coca-Cola Company, distribute competing products through proprietary retail outlets and amusement parks. In addition, the Company faces competition from a number of smaller toy companies some of which market single products.

PRODUCT LIABILITY

      Products that have been or may be developed or sold by the Company may expose the Company to potential liability from personal injury or property damage claims by end-users of such products. The Company currently maintains product liability insurance coverage in the amount of $1.0 million per occurrence, with a $20.0 million umbrella liability policy. There can be no assurance that the Company will be able to maintain such coverage or obtain additional coverage on acceptable terms, or that such insurance will provide adequate coverage against any potential claims. Moreover, even if the Company maintains adequate insurance, any successful claim could materially and adversely affect the reputation and prospects of the Company.

GOVERNMENT REGULATION

      The Company is subject to the provisions of, among other laws, the Federal Hazardous Substances Act and the Federal Consumer Product Safety Act. Those laws empower the Consumer Products Safety Commission (the "Consumer Commission") to protect consumers from hazardous toys and other articles. The Consumer Commission has the authority to exclude from the market articles which are found to be hazardous and can require a manufacturer to repurchase such toys under certain circumstances. Any such determination by the Consumer Commission is subject to court review. Similar state and local laws exist in the United States and in many jurisdictions throughout the world. The Company maintains a quality control program, including the inspection of goods at factories and the retention of independent testing laboratories in Hong Kong, to ensure compliance with applicable laws. The Company believes it is in material compliance with all applicable consumer safety laws.

      The sale of franchises is regulated by the Federal Trade Commission and by certain state agencies located in jurisdictions where the Company has franchisees. Principally, these regulations require certain written disclosures be made prior to the offer for sale of a franchise. The disclosure documents are subject to state review and registration requirements and must be periodically updated, not less frequently than annually. In addition, some states have relationship laws which prescribe the basis for terminating franchisees' rights and regulate both the Company's and its franchisee's post-termination rights and obligations. The Company believes it is in material compliance with all applicable franchise laws.

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

      Spain imposes an import duty for products imported from China that exceed specified levels. To date, the Company has not incurred any such import duties, although there can be no assurance that the Company will not be assessed these duties in the future.

TRADEMARKS

      The Company has registered trademarks for Play-By-Play(R) and PLAY-FACES(R) in the United States and in Spain. The Company has filed an application to register "TALKIN' TOTS(TM)" and "TORNADO TAZ" as trademarks in the United States.

EMPLOYEES

      As of July 31, 1997, the Company employed approximately 600 people in its toy operations and 20 people in its vending operation. Of the 600 employees in the toy operations, approximately 360 are engaged in warehousing and distribution, 118 are engaged in finance and administration, 94 are engaged primarily in sales and marketing, and 28 are engaged in product development. A union represents some of the Company's employees at the Chicago, Illinois facility. In Spain, the Company is subject to various governmental regulations relative to its employees, and has standard national employment contracts with all of its Spanish employees. The Company believes its relationship with its employees is satisfactory.

RISK FACTORS

      THIS REPORT CONTAINS, IN ADDITION TO HISTORICAL INFORMATION, FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, COMPETITIVE AND ECONOMIC FACTORS, PRICE CHANGES BY COMPETITORS, RELATIONSHIPS WITH LICENSORS, ABILITY TO MANAGE GROWTH, ABILITY TO SOURCE PRODUCTS, INTERNATIONAL TRADE RELATIONS, MANAGEMENT OF QUARTER TO QUARTER RESULTS, INCREASES IN COSTS OF RAW MATERIALS, TIMING OF TECHNOLOGICAL ADVANCES BY THE COMPANY AND ITS COMPETITORS, LACK OF ACCEPTANCE BY CONSUMERS OF NEW PRODUCTS, AND THE OTHER FACTORS DISCUSSED IN THIS SECTION AND ELSEWHERE HEREIN. UPDATED INFORMATION WILL BE PERIODICALLY PROVIDED BY THE COMPANY AS REQUIRED BY THE SECURITIES EXCHANGE ACT OF 1934.

      RISKS ASSOCIATED WITH LICENSE AGREEMENTS. Sales of licensed products accounted for approximately 59.7% of the Company's net sales during fiscal 1997. The Company's license agreements generally require minimum guarantees, obligating the Company to make specified royalty payments regardless of sales. The Company's existing license agreements generally have terms ranging from one to four years. As the Company continues to obtain additional licenses, the Company expects greater pressure to be placed on the Company's liquidity needs to fund significant additional royalty advances and guarantees of minimum royalty payments. In the past, the Company has been successful in renewing its significant licenses and none of its significant licenses has been terminated; however, there can be no assurance that the Company will be able to procure new license agreements or renew existing license agreements, or that existing licenses will not be terminated. There also can be no assurance that the renewal of existing licenses or obtaining of additional licenses for characters or trademarks can be effected on commercially reasonable terms. The Company's license agreements limit both the products that can be manufactured thereunder and the territories and market in which such products may be marketed. Generally, the Company's license agreements require licensor approval before any merger or reorganization involving the licensee, certain stock sales, or assignment of the license. Certain license agreements require licensor approval of management changes. In addition, the Company's licensors typically have the right to approve, at their sole discretion, the products developed by the Company and the third party manufacturer of such products. Obtaining such approvals may be time consuming and could adversely affect the timing of the introduction of new products. Certain of the Company's significant licenses are non-exclusive. Licenses that overlap the Company's licenses with respect to products, geographic areas and markets have been and may continue to be granted to competitors of the Company which may adversely affect the Company's product sales.

      Approximately 37.5% of the Company's net sales in fiscal 1997 were derived from the sale of products based on Warner Brothers' "Looney Tunes". As a result, a loss of the Time Warner license rights would have a material adverse effect on the Company. The Company expects that Time Warner may from time to time consider various opportunities, whether developed internally or proposed by third parties, involving the commercial exploitation of the "Looney Tunes" characters. Time Warner would be free to pursue such opportunities directly or with others, including products and markets licensed to the Company. There can be no assurance that Time Warner will offer any such business opportunities to the Company or that such opportunities will be offered on terms acceptable to the Company.

      CONSUMER PREFERENCES; NEW PRODUCT INTRODUCTION. As a result of changing consumer preferences, many toys are successfully marketed for only one or two years. There can be no assurance that any of the Company's products or any of the Company's product lines will continue to be popular for any significant period of time or that new products and product lines introduced by the Company will achieve an acceptable degree of market acceptance, or that if such acceptance is achieved, it will be maintained for any significant period of time. The Company's success will be dependent upon the Company's ability to enhance existing product lines and develop new products and product lines. The failure of the Company's new products and product lines to achieve and sustain market acceptance and to produce acceptable margins could have a material adverse effect on the Company's financial condition and results of operations.

      DEPENDENCE ON KEY PERSONNEL. The Company's future success will be highly dependent on the continued efforts of Arturo G. Torres, Chairman of the Board and Chief Executive Officer, Mark A. Gawlik, President and Chief Operating Officer, Saul Gamoran, Executive Vice President, General Counsel and Secretary, Raymond G. Braun, Chief Financial Officer and Treasurer, and Francisco Saez Moya, President, Play-By-Play Europe. Although Mr. Torres is actively involved in the management of the affairs of the Company, he is also involved in various private business endeavors. Other than employment agreements with Mr. Gamoran and Mr. Braun and two other employees, the Company has no employment agreements or noncompete agreements with, or key-man life insurance on the lives of, any of its senior management or employees. The loss of the services of one or more of such key personnel could have a material adverse effect upon the Company. The Company's success is also dependent upon its ability to retain its key management, sales, marketing, financial and product development personnel and to attract other personnel to satisfy the Company's needs. There can be no assurance that the Company will be successful in retaining and attracting such personnel.

      DEPENDENCE ON THIRD PARTY MANUFACTURERS; INTERNATIONAL RELATIONS. To date, a substantial portion of the Company's products have been manufactured by third parties in the People's Republic of China. The Company does not have long-term contracts with any of these manufacturers. Although the Company has begun to arrange alternate sources of manufacturing outside of China, the Company has made no definitive plans for securing alternate sources in the event its present arrangements with Chinese manufacturers prove impossible to maintain. Accordingly, there can be no assurance that there would be sufficient alternate manufacturing facilities to meet the increased demand for production which would likely result from a disruption of manufacturing sources in China. Furthermore, such a shift to alternate facilities, if available, would likely result in increased manufacturing costs and could subject the Company's products to additional and/or higher quotas, duties, tariffs or other restrictions.

      China currently enjoys MFN status under United States tariff laws, which provides the most favorable category of United States import duties. There has been, and may be in the future, opposition to the extension of MFN status for China. The loss of MFN status for China would result in a substantial increase in the import duty of toy products (currently 70% for non-MFN countries) manufactured in China which would result in increased costs for the Company. Although the Company would attempt to mitigate this increased cost by shifting its production to other countries, there can be no assurance that the Company would be successful in attempting to shift production within a reasonable period of time. Spain imposes an import duty for products imported from China that exceed specified levels. To date, the Company has not incurred any such import duties, although there can be no assurance that the Company will not be assessed these duties in the future. See "Business - Manufacturers and Suppliers" and " - Tariffs and Duties."

      RISK OF FOREIGN OPERATIONS. Foreign operations are generally subject to risks such as transportation delays and interruptions, political and economic disruptions, the imposition of tariffs and import and export controls, changes in governmental policies, delays in and restrictions on the transfer of funds and currency fluctuations. For example, purchases of inventory by the Company's toy European subsidiary from its suppliers in the Far East are subject to currency risk to the extent that there are fluctuations in the exchange rate between the United States dollar and the Spanish peseta. Certain of the Company's European subsidiary's license agreements call for payment of royalties in a currency different from the functional currency, these arrangements subject the Company to currency risk to the extent that exchange rates fluctuate from the date that royalty liabilities are incurred until the date royalties are actually paid to the licensor. While the Company to date has not experienced any material adverse effects due to its foreign operations, there can be no assurance that such events will not occur in the future and any growth of the Company's international operations will subject it to greater exposure to risks of foreign operations. The

Company will from time to time examine the need, if any, to engage in hedging transactions to reduce the risk of currency fluctuations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

      POTENTIAL FOR PRODUCT LIABILITY CLAIMS. Products that have been or may be developed or sold by the Company may expose the Company to potential liability from personal injury or property damage claims by end-users of such products. The Company has never been and is not currently a defendant in any product liability lawsuit; however, there can be no assurance that such claims will not arise in the future based on past, present or future products which are designed, developed and/or sold by the Company. The Company currently maintains product liability insurance coverage in the amount of $1.0 million per occurrence, with a $20.0 million umbrella policy. The Company's license agreements require the Company to carry specified types and amounts of insurance. There can be no assurance that the Company will be able to maintain such coverage or obtain additional coverage on acceptable terms, or that such insurance will provide adequate coverage against any potential claims. Moreover, even if the Company maintains adequate insurance, any successful claim could materially and adversely affect the reputation and prospects of the Company. The Company believes that its products meet all applicable safety standards. See "Business - Licensing," "-Product Liability" and "-Legal Proceedings."

      COMPETITION. The toy industry is highly competitive. Many of the Company's competitors have longer operating histories, broader product lines and greater financial resources and advertising budgets than the Company. In addition, the toy industry has nominal barriers to entry. Competition is based primarily on the ability to design and develop new toys, procure licenses for popular characters and trademarks, and successfully market products. Many of the Company's competitors, including the Company's licensors, offer similar products or alternatives to the Company's products. Licenses that overlap the Company's licenses with respect to products, geographic areas and markets have been and may continue to be granted to competitors of the Company. Certain of the Company's licensors, including The Walt Disney Company, Warner Brothers, Harley-Davidson Motor Company and The Coca-Cola Company, distribute competing products through proprietary retail outlets and amusement parks. The Company's retail toy products compete with other toy products for retail shelf space. There can be no assurance that shelf space in retail stores will be available to support the Company's existing products or the expansion of the Company's products and product lines. See "Business." There can be no assurance that the Company will be able to continue to compete effectively in this marketplace. See "Business - Competition."

      RAW MATERIALS PRICES. The principal raw materials in most of the Company's products are petrochemical resin derivatives, taffeta, acrylic textiles, plastics and polyvinyl chloride and other petrochemical derivatives such as polyethylene and high impact polystyrene. The prices for such materials are influenced by numerous factors beyond the control of the Company, including general economic conditions, competition, labor costs, import duties and other trade restrictions and currency exchange rates. Changing prices for such raw materials may cause the Company's results of operations to fluctuate significantly. A large, rapid increase in the price of raw materials could have a material adverse effect on the Company's operating margins unless and until the increased cost can be passed along to customers.

      SEASONALITY; WEATHER. Both the retail and amusement toy industries are inherently seasonal. Generally, in the past, the Company's sales to the amusement industry have been highest during the third and fourth fiscal quarters, and collections for those sales have been highest during the succeeding two fiscal quarters. The Company's sales to the retail toy industry have been highest during its first and fourth fiscal quarters, and collections from those sales have been highest during the succeeding two fiscal quarters. The Company's working capital needs and borrowings to fund those needs have been highest during the third and fourth fiscal quarters. The Company's international and domestic operations are also subject to risks due to inclement weather. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

      GROWTH STRATEGY. The Company's growth strategy provides for further development and diversification of the Company's retail and amusement toy business, including the attempted acquisition of additional license agreements and further expansion into international markets. Implementation of the strategy is subject to risks beyond the Company's control, including competition, lack of market acceptance of new products, changes in economic conditions, the inability to obtain or renew licenses on commercially reasonable terms and the inability to finance the increased levels of accounts receivable and inventory necessary to support sales growth, if any. There can be no assurance that the expansion of the Company's business will be successfully implemented. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

      RAPID GROWTH. The Company experienced significant growth in net sales and net income in fiscal 1997, 1996 and 1995. As a result of the Company's limited operating history and sales and income growth, period-to-period comparisons of operating results may not be meaningful and results of operations from prior periods may not be indicative of future results. There can be no assurance that the Company will continue to experience growth in, or maintain its present level of, net sales or net income. Rapid growth also may render the Company unable to successfully manage inventory, information systems, and other aspects of its business. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

      ACQUISITION RISKS. The Company expects to continue to evaluate and pursue acquisition opportunities available on terms management considers favorable to the Company. The success of future acquisitions will depend upon the ability of the Company's management to assess characteristics of the potential target companies, such as financial condition, attractiveness of products, suitability of distribution channels, management ability, and the degree to which operations can be integrated with those of the Company. This assessment is necessarily inexact and its accuracy is inherently uncertain. This review will not reveal all existing or potential problems, nor will it permit a buyer to become sufficiently familiar with the target companies to assess fully their deficiencies and capabilities. There can be no assurance that the Company's future acquisitions, if any, will be successful. Any unsuccessful acquisition could have a material adverse effect on the Company.

      SHARES ELIGIBLE FOR FUTURE SALE. The Company has 4,904,100 shares of Common Stock outstanding as of October 28, 1997. Certain shares of Common Stock are "restricted securities" under the Securities Act of 1933, as amended (the "Securities Act"). These "restricted securities," and any shares purchased by affiliates of the Company, may be sold only if they are registered under the Securities Act or pursuant to an applicable exemption from the registration requirements of the Securities Act, including Rule 144 thereunder. There are also (i) 1,462,500 shares of Common Stock reserved for issuance under outstanding options to purchase shares of Common Stock, (ii) 117,000 shares of Common Stock subject to outstanding warrants and (iii) a maximum of 882,353 shares of Common Stock issuable upon partial or total conversion, if any, of the Company's outstanding convertible debentures. In addition, various persons have "piggy-back" and demand registration rights to register shares of Common Stock issuable upon the exercise of certain warrants for public sale under the Securities Act. No prediction can be made as to the effect, if any, that future sales of shares, or the availability of shares for future sales, will have on the market price of the Common Stock. The sale of substantial amounts of Common Stock, or the perception that such sales could occur, could adversely affect the prevailing market price for the Common Stock.

      DIVIDEND POLICY. The Company has never paid any cash dividends. For the foreseeable future, the Company expects to retain earnings to finance the expansion and development of its business. Any future payment of cash dividends will be within the discretion of the Company's Board of Directors, and will depend, among other factors, on the earnings, capital requirements, operating and financial condition of the Company and other relevant factors, and compliance with various financing covenants such as those contained in the agreements relative to the credit facilities to which the Company is or may become a party. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

      POSSIBLE VOLATILITY OF STOCK PRICE. Market prices for the Common Stock may be influenced by a number of factors, including the Company's operating results and other factors affecting the Company specifically, and the toy industry and the financial markets generally, as well as the depth and liquidity of the market for the Common Stock. The Company believes that the market price of its Common Stock will reflect expectations that the Company will be able to continue to operate and grow its business profitability. If the Company is unable to do so at a pace that reflects the expectations of the market, investors could sell shares of the Common Stock at or after the time that it becomes apparent that such expectations may not be realized, resulting in a decrease in the market price of the Common Stock. In recent years the stock market has experienced extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to their operating performance.

ITEM 2.  PROPERTIES

      The Company's principal executive offices, principal warehouse and showroom are located at 4400 Tejasco, San Antonio, Texas, where the Company occupies 18,450 square feet of office space, 3,240 square feet of showroom space and 202,620 square feet of warehouse space, pursuant to lease agreements that expire during January and December 2003.

      The Company owns the property and building comprised of 9,920 square feet of office space, 6,480 square feet of showroom space, and 363,100 square feet of distribution center, warehouse and manufacturing space located in Chicago, Illinois. The Company has a 51% ownership interest in the property and building comprised of 6,400 square feet of office space, 6,220 square feet of showroom space, and 234,740 square feet of distribution center, warehouse and manufacturing space located in Los Angeles, California. The remaining 49% interest in the Los Angeles, California facility is owned by and leased from the Ace Sellers.

      The Company also leases the space occupied by its other offices, warehouses, distribution centers manufacturing facilities and showrooms. The following table summarizes these leases.

                                                               Approximate
      Location                          Type of Facility     Square Footage
      --------                          ----------------     --------------

      New York, New York           Showroom                        4,600

      Los Angeles, California      Warehouse                     102,000
                                   Warehouse/Storage              17,000

      Brooklyn, New York           Warehouse/Stuffing Operations  40,000

      Miami, Florida               Showroom/Warehouse             27,000

      Woodinville, Washington      Office/Warehouse               34,100

      Kowloon, Hong Kong, China    Office/Showroom/Warehouse       2,300

      Burnaby, British Columbia,   Office/Warehouse               20,000
      Canada and Mississauga,
      Ontario

      Doncaster, England           Office/Showroom/Warehouse      25,500

      Valencia, Spain              Office/Showroom/Warehouse      70,000

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

MARKET INFORMATION

      The Company's Common Stock is traded on the Nasdaq National Market System under the symbol "PBYP." The table sets forth, for the periods indicated, the reported high and low close sale prices of the Company's Common Stock, as reported on the Nasdaq National Market System:

                                   FISCAL 1997           FISCAL 1996
                               -------------------   -------------------
                                 HIGH       LOW        HIGH       LOW
                               --------   --------   --------   --------
        Fiscal Quarter
        --------------
        First ..............   $  10.00   $   7.50   $  14.50   $  10.75
        Second .............      12.00       8.13      16.38      10.75
        Third ..............      14.25       9.75      13.88      12.00
        Fourth .............      16.00      12.38      16.00       8.00

STOCKHOLDERS

      According to the records of the Company's transfer agent, the Company had 78 holders of record of the Common Stock as of October 20, 1997. The Company believes that a substantially larger number of beneficial owners hold such shares in depository or nominee form.

DIVIDENDS AND DISTRIBUTIONS

      The Company has never declared nor paid cash dividends to date on its Common Stock and does not anticipate paying any cash dividends on its Common Stock in the near future. It is the current policy of the Board of Directors (the "Board") to retain earnings to finance the operations and development of the Company's business. The Company is limited from paying dividends by certain provisions of the Company's Credit Facility. Any future determination as to the payment of cash dividends will depend on a number of factors, including future earnings, capital requirements, the financial condition and prospects of the Company and any restrictions under credit agreements existing from time to time as well as such other factors as the Board may deem relevant. There can be no assurance that the Company will pay dividends in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA
         (IN THOUSANDS, EXCEPT PER SHARE DATA)

      The following table sets forth selected consolidated financial data for the Company for the periods and at the dates indicated. The selected consolidated financial data for the fiscal years ended July 31, 1997, 1996, and 1995 have been derived from the audited Consolidated Financial Statements of the Company which are included elsewhere in this Form 10-K. The information set forth below is not necessarily indicative of results of future operations. On March 31, 1996, the Company sold Restaurants Universal Espana, S.A. ("Restaurants Universal"), its European subsidiary that operated two restaurants in Spain. The historical financial data for Restaurants Universal has been reported as discontinued operations and accordingly the historical financial data for all prior years presented has been restated. This data should be read in conjunction with, and is qualified in its entirety by, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Consolidated Financial Statements and the Notes thereto, which appear elsewhere in this Form 10-K.

                                                                              YEAR ENDED JULY 31,
                                                       ----------------------------------------------------------------
                                                          1997         1996          1995          1994         1993
                                                       ----------   ----------    ----------    ----------   ----------
CONSOLIDATED STATEMENT OF OPERATIONS DATA (1):
Net sales (2) ......................................   $  137,386   $   74,197    $   47,730    $   32,568   $   26,649
Income (loss) from continuing operations ...........   $    6,216   $    4,052    $    1,898    $      880   $     (694)
Income (loss) from discontinued operations (2) .....         --     $     (384)   $     (259)   $      125   $     (597)
Net income (loss) ..................................   $    6,216   $    3,668    $    1,639    $    1,074   $   (1,231)
Primary earnings (loss) per share ..................   $     1.25   $     0.76    $     0.63    $     0.43   $    (0.50)
Fully diluted earnings (loss) per share ............   $     1.21   $     0.76    $     0.63    $     0.43   $    (0.50)
Average number of shares outstanding - primary .....        4,960        4,841         2,612         2,519        2,460
Average number of shares outstanding - fully diluted        5,179        4,841         2,612         2,519        2,460

                                                                                   JULY 31,
                                                       ----------------------------------------------------------------
                                                          1997         1996          1995          1994         1993
                                                       ----------   ----------    ----------    ----------   ----------
CONSOLIDATED BALANCE SHEET DATA (1):
Working capital ....................................   $   35,372   $   19,910    $   26,159    $    3,927   $    3,926
Total assets .......................................      125,906      104,922        47,300        25,785       20,580
Long-term debt, including capital leases ...........       23,238       11,096           148           332          280
Total liabilities ..................................       82,237       66,222        15,273        16,675       12,563
Shareholders' equity ...............................       43,669       38,700        32,027         9,110        8,017

(1) In June 1996, the Company acquired Ace, which was accounted for as a purchase. Ace assets and certain liabilities are included in the Company's Consolidated Balance Sheet at July 31, 1996 and its results of operations were included in the Consolidated Statement of Operations beginning June 21, 1996. For these reasons, the Consolidated Statement of Operations of the Company for the period subsequent to the acquisition is not comparative to prior periods.

(2) In fiscal 1993, the Company discontinued its clothing business and sold its manufacturing facility in Mexico. The amounts shown are net of income tax benefit of $146 in fiscal 1993. Fiscal years 1995, 1994, and 1993 have been restated to reflect the disposition of 100% of the stock of Restaurants Universal Espana, which was sold during the third quarter of fiscal 1996. See Note 5 to the Company's Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                     GENERAL

      THIS REPORT CONTAINS, IN ADDITION TO HISTORICAL INFORMATION, FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, COMPETITIVE AND ECONOMIC FACTORS, PRICE CHANGES BY COMPETITORS, RELATIONSHIPS WITH LICENSORS, ABILITY TO MANAGE GROWTH, ABILITY TO SOURCE PRODUCTS, INTERNATIONAL TRADE RELATIONS, MANAGEMENT OF QUARTER TO QUARTER RESULTS, INCREASES IN COSTS OF RAW MATERIALS, TIMING OF TECHNOLOGICAL ADVANCES BY THE COMPANY AND ITS COMPETITORS, LACK OF ACCEPTANCE BY CONSUMERS OF NEW PRODUCTS, AND THE OTHER FACTORS DISCUSSED IN "RISK FACTORS", AND ELSEWHERE HEREIN. THE COMPANY AS REQUIRED BY THE SECURITIES EXCHANGE ACT OF 1934 WILL PERIODICALLY PROVIDE UPDATED INFORMATION.

      The following discussion and analysis, together with the accompanying consolidated financial statements and related notes, will aid in understanding the Company's results of operations as well as its financial position, cash flows, indebtedness and other key financial information.

      The Company's principal business is to design, develop, market and distribute stuffed toys, novelty items, and sculpted toy pillows based on licensed characters and trademarks. The Company also designs, develops, markets and distributes electronic toys and non-licensed stuffed toys. The Company sells these products to customers in the amusement and retail markets. The Company's toy operations accounted for 97.7% of net sales from continuing operations for fiscal 1997. In addition, the Company owns and operates approximately 1400 coin-operated amusement game machines in Texas. Net sales derived from vending operations accounted for 2.3% of the Company's net sales for fiscal 1997. Net sales from continuing operations derived from vending operations as a percentage of net sales has declined in recent periods as the Company has emphasized its toy operations, and the Company anticipates that such trend will continue.

      In March 1996, the Company sold all of the stock of Restaurants Universal Espana, its European subsidiary that operated two restaurants in Spain, to an unrelated third party, for $1.6 million. The sale resulted in a non-cash, non-recurring charge against earnings of $239,000 and a loss from discontinued operations of $145,000, for a total loss from discontinued operations of $384,000 in fiscal 1996. The buyer paid $80,000 in cash, and the Company financed the balance of the sales price.

      In June 1996, the Company acquired substantially all of the operating assets, business operations and facilities of Ace. The purchase price of approximately $44.7 million consists of $39.2 million in cash, $2.9 million in subordinated debt, $2.4 million in related direct costs, and $200,000 in the form of warrants issued by the Company to the former owners of Ace ("Ace Sellers") to purchase up to 35,000 shares of the Company's Common Stock. The Acquisition has been accounted for using the purchase method.

      In November 1996, the Company, through Play By Play Europe, acquired all of the outstanding capital stock of TLC based in Doncaster, England for 40,000 shares of restricted common stock. The shares of common stock had a fair market value of $345,000 at the date of acquisition. The Company incurred $144,000 in costs directly related to the acquisition. The acquisition has been accounted for using the purchase method of accounting.

      Net toy sales to amusement customers accounted for 69.8% of the Company's net sales for fiscal 1997. The Company sells both licensed and non-licensed products to its amusement customers for use principally as redemption prizes. Except for television promoted retail products, sales to amusement customers generally result in higher gross margins than sales to retail customers, with gross margins from the sale of licensed products to amusement customers generally exceeding those of non-licensed products.

      Net toy sales to retail customers accounted for 27.9% of the Company's net sales for fiscal 1997. Since the beginning of fiscal 1994, the Company has expanded its product offering of licensed stuffed toys through the addition of several licensed characters and trademarks. Prior to fiscal 1997, substantially all of the Company's sales to retail customers involve license products. During fiscal 1997, 12.5% of retail sales were from non-licensed goods consisting principally of the "TALKIN' TOTS(TM)". In fiscal 1997, the Company experienced larger percentage increases in sales to retail customers than to amusement customers and expects this trend to continue for the foreseeable. Also during fiscal 1997, the Company expanded its retail product line to include a set of interactive dolls, the "TALKIN' TOTS(TM)", and several Looney Tunes licensed products, including the "TORNADO TAZ" (electronic stuffed toy), bean bags, standing and sitting stuffed toys, and various holiday-related stuffed toys. Due to the higher volume purchasing power enjoyed by many of the larger retail customers, sales to retail customers typically involve larger dollar amounts but lower gross margins than the Company's sales to amusement customers. However, gross profit margins on retail products increased during fiscal 1997 primarily due to the Company's 1997 entry into the television promoted toy product market with the "TALKIN' TOTS(TM)" and "TORNADO TAZ". The television promoted products have a higher gross profit margin that is offset by the associated advertising cost, which is reported as a component of selling, general and administrative costs. The Company accrued approximately $1.3 million of television advertising cost in fiscal 1997 and expects to incur an additional $3.1 million during the first two fiscal quarters of 1998. Additionally, the Company anticipates that it will attempt in the future to produce other television promoted products, which, if successful, should generate continued higher associated retail profit margins and higher associated advertising cost.

      The Company began its international toy operations with the opening of its distribution facility in Spain in August 1993. Since that time, the Company has experienced significant sales growth in its international operations, particularly in Western Europe. European toy operations accounted for 15.4% of net sales and 27.6% of consolidated operating income for fiscal 1997, including the effects of the November 1996 acquisition of TLC. The Company anticipates continued growth in international sales to both the amusement and retail markets, including continued growth in sales of licensed products. The Company generally sells the same non-licensed products in Europe as in the United States. The Company sells certain licensed products exclusively in certain international countries while others are sold both domestically and internationally. The Company's European toy sales have generally resulted in higher gross margins than domestic toy sales, and the Company believes this trend will continue.

      The Company's international toy sales are made primarily to European countries by Play By Play Europe located in Valencia, Spain and by TLC located in Doncaster, England. To date, the cost of most direct shipment sales from third-party manufacturers to international customers have been denominated in United States dollars. Accordingly, the Company is exposed to foreign currency risk from the shipment date until receipt of payment. Substantially all other sales by such subsidiary are transacted in Spanish pesetas, the functional currency, and therefore any gain or loss on currency translation is reported as a component of Shareholders' Equity. When the Company's subsidiaries purchase inventory from its suppliers in the Far East, all such purchases are made in United States dollars and the Company experiences currency risk to the extent that the exchange rate between the United States dollar and the Spanish peseta fluctuates from the date Play By Play Europe is notified that merchandise is shipped until the date it pays for the goods in United States dollars.

      Pursuant to the terms of certain of the Company's license agreements for the sale of products in Canada, the Company must pay royalties in Canadian dollars. Play By Play Europe also has license agreements for the sale of stuffed toys in Europe and other continents, which require the subsidiary to pay royalties in United States dollars. As a result of these license agreements, the Company experiences currency risk to the extent that exchange rates fluctuate from the date the royalty liability is incurred until the date the royalty is actually paid to the licensor. Additionally, the Company is exposed to foreign currency risk for intercompany receivable and payable transactions through the settlement date.

      Historically, no attempt has been made to minimize, by means of hedging or derivatives, the risk of potential currency fluctuations, since the currency risk has not been significant to the Company on a consolidated basis. The total unhedged exposure related to currency risk at July 31, 1997 was $3.2 million.

      The Company experienced significant growth in net sales and net income during 1997 and 1996 due in part to the Ace and TLC acquisitions which occurred in June and November 1996, respectively. Accordingly, period-to-period comparisons of operating results may not be meaningful and results of operations from prior periods may not be indicative of future results.

RESULTS OF OPERATIONS

      The following table sets forth the Company's results of operations as a percentage of net sales for the periods indicated below:

                                                     YEAR ENDED JULY 31,
                                              ---------------------------------
                                                1997        1996         1995
                                              --------    --------     --------
Net sales ..................................     100.0%      100.0%       100.0%
Cost of sales ..............................      65.4        67.5         65.0
                                              --------    --------     --------
Gross profit ...............................      34.6        32.5         35.0
Selling, general and administrative expenses      25.1        23.5         26.6
                                              --------    --------     --------
Operating income ...........................       9.5         9.0          8.4
Interest expense and other income ..........       3.1        --            2.2
Income tax provision .......................       2.0         3.5          2.3
                                              --------    --------     --------
Income from continuing operations ..........       4.4         5.5          3.9
Loss from discontinued operations ..........      --           (.6)         (.6)
                                              --------    --------     --------
Net income .................................       4.4%        4.9%         3.3%
                                              ========    ========     ========

YEARS ENDED JULY 31, 1997 AND 1996

      The comparison between fiscal 1997 and fiscal 1996 was affected by the Ace acquisition, which occurred on June 20, 1996. Results of operations for fiscal 1996 include approximately 40 days of Ace operations, compared to a full year of Ace operations in fiscal 1997.

      NET SALES. Net sales for the fiscal year ended July 31, 1997 increased 85.2%, or $63.2 million, to $137.4 million from $74.2 million in fiscal 1996. The increase in net sales was primarily attributable to increased domestic amusement sales resulting from the Ace acquisition in June 1996, domestic retail growth of 52.3% and international sales growth of 131.8%. Domestic net toy sales for fiscal 1997 compared to fiscal 1996 increased 83.7%, or $51.5 million dollars, to $113.1 million dollars, and international toy sales increased 131.8%, or $12.0 million, to $21.1 million.

      Net sales of licensed products for fiscal 1997 increased 89.7%, or $38.7 million, to $81.9 million from $43.2 million in the in fiscal year 1996. The increase in licensed product sales was primarily attributable to growth of sales of Company's licensed products to both retail and amusement customers, and the Company's European operations, which accounted for $15.0 million of the Company's net sales of licensed products in fiscal 1997, a 196.9% increase from fiscal 1996. Within licensed products, sales of LOONEY TUNES' characters increased 323.3%, or $39.3 million, to $51.4 million for fiscal 1997 from $12.1 million in fiscal 1996. In addition, the Company began selling "TORNADO TAZ(TM)" during the fourth quarter of fiscal 1997. Sales for the "TORNADO TAZ(TM)" accounted for $2.0 million, or 1.5%, of the Company's net toy sales for fiscal 1997. PLAY-FACES(R) decreased 13.3% or $2.5 million, to $16.5 million, from $19.0 million in fiscal 1996. The Company expects that PLAY-FACES(R) sales will continue to decrease in fiscal 1998. Net sales of non-licensed products increased 90.1%, or $24.7 million, to $52.2 million from $27.5 million in fiscal 1996. Net sales of non-licensed stuffed toys increased 75.3%, or $16.6 million, to $38.7 million from $22.1 million in the comparable period in fiscal 1996. Within non-licensed products, net sales of novelty items increased 61.8%, or $3.3 million, to $8.7 million, from $5.4 million in fiscal 1996. The Company began selling "TALKIN' TOTS(TM)" during the fourth quarter of fiscal 1997. Sales of the "TALKIN' TOTS(TM)" accounted for $4.8 million, or 3.6%, of the Company's net toy sales for fiscal 1997.

      Net toy sales to retail customers for fiscal 1997 and fiscal 1996 accounted for 27.9%, or $38.3 million, and 31.3%, or $23.2 million, respectively, of the Company's net sales. The approximate 65.1% increase in sales to retail customers from fiscal 1996 to fiscal 1997 is primarily attributable to the continued growth in domestic and international retail sales of 52.3%, or $10.9 million, and 176.6%, or $4.2 million, respectively. This growth was primarily attributable to the introduction of several new product lines added during fiscal 1997. The decrease in retail sales as a percentage of total sales from fiscal 1996 to fiscal 1997 was principally due to the fact that Ace is predominantly a supplier to the amusement industry whereas, prior to the Ace acquisition, the Company had a more even sales mix of retail and amusement customers.

      Net toy sales to amusement customers for fiscal 1997 and fiscal 1996 accounted for 69.8%, or $95.9 million, and 63.9%, or $47.4 million, respectively, of the Company's net sales. The 102.0% increase in dollar volume is primarily attributable to the Ace acquisition and the strong European market, which accounted for $14.5 million, a 115.8% increase from fiscal 1996.

      GROSS PROFIT. Gross profit increased 97.1% to $47.6 million in fiscal 1997 from $24.1 million in fiscal 1996, due to the overall increase in the Company's net sales. This increase was primarily attributable to the Ace acquisition. Gross profit as a percentage of net sales increased 2.1% from 32.5% for fiscal 1996 to 34.6% for fiscal 1997. This increase was principally a result of increased European sales, which carry a higher profit margin and higher domestic retail margins from the television promoted items.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. As a percentage of net sales, the selling, general and administrative expenses increased to 25.1% in fiscal 1997 from 23.5% in fiscal 1996. Such expenses increased 97.1% to $34.4 million for fiscal 1997 from $17.5 million in fiscal 1996. This increase was primarily attributable to increased sales, television advertising cost of $1.3 million and added distribution facilities from the Ace acquisition. Additionally, the Company incurred increased occupancy costs relative to the establishment of a distribution facility in Miami, Florida during late 1996, an office in Hong Kong, the expansion of the Company's distribution facility in Europe and one distribution facility associated with the acquisition of TLC.

      INTEREST EXPENSE AND OTHER INCOME. Interest expense increased 568% or approximately $3.7 million, to $4.4 million for fiscal 1997 from $660,000 in fiscal 1996, principally as a result of the financing of the acquisition of Ace. Other income decreased 60.6% or approximately $332,000, due to the interest earned on interest bearing accounts and short-term securities during fiscal 1996 generated from the 1995 initial public offering. Such interest bearing cash and investments were used to partially fund the acquisition of Ace.

      INCOME TAX EXPENSE. Income tax expense for fiscal 1997 reflects an effective tax rate of 30.5%, compared to the fiscal 1996 rate of 39.3%. The decrease is attributable primarily to a low statutory tax rate on sales by the Hong Kong subsidiary in fiscal 1997, and to an investment tax credit in Spain related to the November 1996 acquisition of TLC. In addition, in fiscal 1996 a valuation allowance was recorded against the deferred tax asset related to a capital loss carryover, which increased the effective rate for that year.

YEARS ENDED JULY 31, 1996 AND 1995

      The comparison between fiscal 1996 and fiscal 1995 was affected by the Ace acquisition, which occurred on June 20, 1996. Fiscal 1996 results of operations include approximately 40 days of Ace.

      NET SALES. Net sales for the fiscal year ended July 31, 1996 increased 55.5%, or $26.5 million, to $74.2 million from $47.7 million in fiscal 1995. Net sales attributed to the Ace Acquisition accounted for 9.7%, or $7.2 million, of net sales for fiscal 1996. Net sales derived from vending operations accounted for 4.6% or $3.4 million of the Company's net sales for fiscal 1996 as compared to 7.9% or $3.8 million of the Company's net sales for fiscal 1995. Domestic net toy sales for fiscal 1996 increased 65.6%, or $24.4 million, and international net toy sales increased 42.2%, or $2.7 million from fiscal 1995.

      Net sales of licensed products for fiscal 1996 increased 94.1%, or $21.0 million, to $43.2 million from $22.2 million in fiscal year 1995. Within licensed products for fiscal 1996, sales of PLAY-FACES(R) increased 150.0%, or $11.4 million, to $19.0 million, from $7.6 million in fiscal 1995. Net sales of non- licensed products increased 28.6%, or $6.1 million, to $27.5 million from $21.4 million in fiscal 1995. Within non-licensed products, net sales of novelty items increased 43.7%, or $1.6 million to $5.4 million, from $3.8 million in fiscal 1995. Net sales of non-licensed stuffed toys increased 25.4%, or $4.5 million, to $22.1 million, from $17.6 million in fiscal 1995.

      Net toy sales to retail customers for fiscal 1996 and 1995 accounted for 31.3%, or $23.2 million, and 25.2%, or $12.0 million, respectively, of the Company's net sales. The 92.7% increase in sales to retail customers from fiscal 1995 to fiscal 1996 was primarily attributable to the continued growth in sales of the PLAY-FACES(R) line. Through July 31, 1996, substantially all sales to retail customers were comprised of licensed merchandise, primarily PLAY-FACES(R).

      Net toy sales to amusement customers for fiscal 1996 and 1995 accounted for 63.9%, or $47.4 million, and 66.1%, or $31.6 million, respectively, of the Company's net sales. The 50.4% increase in sales volume was primarily attributable to the continued growth in the Company's sales to amusement park and arcade customers and the Ace acquisition. The Company sells both licensed and non-licensed products to its amusement customers for use principally as redemption prizes. Sales to amusement customers generally result in higher gross margins than sales to retail customers, with gross margins from the sale of licensed products to amusement customers generally exceeding those of non-licensed products.

      GROSS PROFIT. Gross profit increased 44.5% to $24.1 million in fiscal 1996 from $16.7 million in fiscal 1995, due primarily to the overall increase in the Company's net sales. Gross profit as a percentage of net sales decreased 2.5% from 35.0% for fiscal 1995 to 32.5% for fiscal 1996 due to the increase in sales of licensed products to the retail market and competitive pressures relating to non- licensed products in the amusement market.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 37.8% to $17.5 million in fiscal 1996, from $12.7 million in fiscal 1995. This increase was associated with the increase in the Company's sales, increased costs associated with the development of new products and product lines, increased costs related to the production of merchandise catalogs, increased travel and entertainment expenses related to the Company's expanded presence at industry tradeshows, and increased occupancy costs relative to the establishment of a distribution facility in Miami, Florida. Of the increase, $1.5 million was related to the Ace Acquisition, primarily as result of $1.0 million of increased salaries related to the Ace personnel added on June 20, 1996. As a percentage of net sales, the selling, general and administrative expenses decreased to 23.5% from 26.6%, due primarily to the Company's ability to service a greater volume of sales without a corresponding increase in selling, general and administrative expenses.

      INTEREST EXPENSE AND OTHER INCOME. Interest expense decreased 37.3% to $660,000 for fiscal 1996, from $1.1 million in fiscal 1995 due to the retirement of the Company's notes payable and substantially all long-term debt during the fourth quarter of fiscal 1995 and the first quarter of fiscal 1996 using the net proceeds from the Company's initial public offering. Certain proceeds from the initial public offering were invested in interest bearing accounts and short-term securities earning interest income of $656,000 during fiscal 1996.

      INCOME TAX EXPENSE. Income tax expense for fiscal 1996 reflects an effective rate of 39.3% compared to the fiscal 1995 rate of 36.9%. The increase is attributable primarily to a valuation allowance that was recorded in fiscal 1996 against the deferred tax asset related to a capital loss carryover.

LIQUIDITY AND CAPITAL RESOURCES

      At July 31, 1997, the Company's working capital was $35.4 million compared to $19.9 million at July 31, 1996. This increase was primarily attributable to the increase in net sales.

      The Company satisfies its capital requirements and seasonal liquidity shortfalls with cash flow primarily from borrowings and secondarily from operations. The Company's primary capital needs have consisted of funding for acquisitions, acquisitions of inventory, customer receivables, letters of credit, licenses and international expansion.

      During July 1997, the Company completed a private placement of 8% convertible debentures with three investment funds in the aggregate amount of $15 million. The proceeds were used to retire a $3 million subordinated demand note due to a shareholder, to provide $3 million of collateral on two lines of credit with certain banks in Spain, and for general corporate purposes. Interest accrues at 8% per annum, payable monthly until maturity on June 30, 2004. Interest is payable monthly and no principal is due until June 30, 2000 at which time principal is payable at a rate of 1% of the outstanding balance monthly with the remaining balance due at final maturity date of June 30, 2004. The debt is convertible into Common Stock at any time during the loan period at a conversion price of $17 per share, with a one time possible downward adjustment if the closing bid price of Common Stock is a price less than $17 following the release of earnings for fiscal 1998. Such adjustment is based on the Company's cash flows, but cannot be adjusted to a price less than 90% of the average market price for the 21 days following the Company's release of earnings for fiscal 1998. The convertible debt holders may force redemption upon a change of control of the Common Stock, a change in the composition of two-thirds of the Company's Board, or if the Common Stock received in conversion cannot be publicly traded. The Company incurred costs of approximately $731,000 in connection with the issuance of the convertible debentures. Such costs were capitalized and are being amortized to interest expense over the seven-year term of the convertible debentures on a straight-line basis, which approximates the interest method.

      In June 1996, in connection with the Ace Acquisition, the Company borrowed $34.0 million under the Credit Facility, $3.0 million under a subordinated loan from the Company's Chief Executive Officer, and $2.9 million under a subordinated loan from the Ace Sellers. The Credit Facility provides for a $53 million revolving line of credit commitment, subject to availability under a borrowing base calculated by reference to the level of eligible accounts receivable and inventory, and includes a $15.0 million sublimit for the issuance of letters of credit. The revolving credit facility matures on June 20, 1998. The $65 million Credit Facility also includes a $12.0 million acquisition term loan which requires 60 equal monthly principal payments of $200,000 plus accrued interest beginning August 1, 1996, with the last payment due and payable on June 20, 2001.

      Interest on borrowings outstanding under revolving loans under the Credit Facility is payable monthly at an annual rate equal to, at the Company's option,
(a) the Alternate Base Rate plus 0.50% or (b) the LIBOR rate plus 2.50%. For amounts outstanding under the term loans, interest is payable monthly in arrears at an annual rate equal to, at the Company's option, (a) the Alternate Base Rate plus 0.75% or (b) the LIBOR rate plus 2.75%. The "Alternate Base" Rate for the purpose of this discussion means, as of any day of determination thereof, a rate per annum equal to the greatest of (a) the Prime Rate, (b) the Federal Funds Effective Rate plus 0.50%, or (c) the Base CD Rate plus 1.00%.

      As of July 31, 1997, the revolving loan balance was $22.6 million, the term loan balance was $9.6 million, and the amount of convertible debt outstanding was $15 million. As of July 31, 1997, the Company had an aggregate of $7.1 million in outstanding irrevocable letters of credit and bankers' acceptances. Based on the level of the Company's eligible accounts receivable and inventory at July 31, 1997, the Company had $13.6 million of additional borrowing capacity available under the Credit Facility.

      As of July 31, 1997, Play-By-Play Europe had an aggregate of approximately $2.5 million outstanding in irrevocable letters of credit for the purpose of inventory. The Company's current policy is to permanently reinvest all earnings from foreign subsidiaries in those operations. This policy restricts the amount of cash available for distribution by these subsidiaries; however; the Company may obtain cash from the subsidiaries for repayment of intercompany obligations incurred in the normal course of business. In the event the Company changes its policy, a tax liability will be incurred for previous undistributed earnings, and any distributions would be subject to withholding and current income taxes.

      During fiscal 1996 and 1997, the Company funded its growth from the aforementioned debt facilities and operations. During this period of time a majority of the Company's net sales has been derived from licensed products, a trend which the Company believes will continue. As the Company continues to expand internationally and obtain additional licenses, the Company expects greater pressure to be placed on the Company's liquidity needs to fund significant additional royalty advances and guarantees of minimum royalty payments. Certain of the Company's license agreements require the Company to maintain standby letters of credit in favor of the licensors in order to secure the Company's obligations to make minimum guarantee payments to the licensors. Accordingly, the Company expects that additional debt and/or equity offerings will be required in the foreseeable future to fund such growth. Minimum royalty guarantees have increased from $1.5 million at July 31, 1995 to $6.2 million at July 31, 1997. Additionally, in September 1997, the Company acquired the worldwide licensing rights to manufacture and distribute Baby Looney Tunes products.

      The Company's operating activities provided net cash of $1.8 million in fiscal 1997 and used net cash of $13.4 million in fiscal 1996. The cash flow from operations for fiscal 1997 was primarily affected by changes in accounts receivable, inventory and accounts payable.

      Net cash used in investing activities during fiscal 1997 was $1.3 million compared to net cash used in investing activities for fiscal 1996 of $39.9 million. For fiscal 1997, net cash used in investing activities consisted principally of the purchase of property and equipment of approximately $792,000. Additionally, during fiscal 1997, the Company entered into a non-cash investing and financing transaction to acquire TLC for 40,000 shares of Common Stock. The Company anticipates its capital requirements may exceed $4 million during fiscal 1998, based on plans to purchase and implement new fully integrated systems software and modernize the Chicago distribution facility. For fiscal 1996, net cash used in investing activities consisted principally of the purchase of property and equipment of $1.8 million and acquisition cost relating to Ace, including $39.2 million principally financed from the Credit Facility, which was partially offset by the redemption of short-term investments of 973,000.

      Net cash provided by financing activities during fiscal 1997 was $5.7 million and net cash provided by financing activities in fiscal 1996 was $38.9 million. During fiscal 1997, cash was used to repay the revolving loan of $2.2 million, repay the term loan of $2.4 million, repay the $3.0 million note to Mr. Torres and repay the subordinated loan from the Ace Sellers of $1.5 million. In fiscal 1996, cash provided by financing activities consisted principally of proceeds from the various debt facilities described above for the Ace acquisition and the receipt of net proceeds from issuance of common stock in connection with the exercise of the over-allotment option by the underwriters from the Company's initial public offering.

SEASONALITY

      Both the retail and amusement toy industries are inherently seasonal. Generally, in the past, the Company's sales to the amusement industry have been highest during the third and fourth fiscal quarters and collections for those sales have been the highest during the succeeding two fiscal quarters. The Company's sales to the retail toy industry have been highest during the first and fourth fiscal quarters, and collections from those sales have been highest during the succeeding two fiscal quarters. The Company's working capital needs and borrowings to fund those needs have been highest during the third and fourth fiscal quarters. As a result of the Company's increased sales to amusement customers and to retail customers, the Company anticipates that its borrowings to fund working capital needs may become more significant in the third and fourth fiscal quarters.

      The Company utilizes the borrowings under the Credit Facility to finance purchases of inventory and accounts receivable, primarily during the peak selling season. During fiscal 1997, the highest level of aggregate borrowings under the Credit Facility was $33.1 million in June, 1997.

      The following sets forth the Company's net sales by fiscal quarter for fiscal 1997, 1996 and 1995:

                                              Fiscal Year
                                    ------------------------------
             Fiscal Quarter           1997       1996       1995
             --------------         --------   --------   --------
                                            (In thousands)
             First ..............   $ 39,891   $ 23,439   $ 10,067
             Second .............     22,039     12,023      9,244
             Third ..............     28,001     14,302     11,777
             Fourth .............     47,455     24,433     16,643

INFLATION

      The Company does not believe that inflation in the United States or Europe in recent years has had a significant effect on its results of operations.

NEW ACCOUNTING PRONOUNCEMENTS

      In February 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share." SFAS No. 128 specifies the computation, presentation and disclosure requirements for earnings per share and is designed to improve earnings per share information by simplifying the existing computational guidelines and revising the previous disclosure requirements. The statement is effective for periods ending after December 15, 1997, including interim periods.

      In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997.

      Also in June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Restated Information," which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997.

      Management does not believe the implementation of these recent accounting pronouncements will have a material effect on its consolidated financial statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Reference is made to the Consolidated Financial Statements referred to in the Index on page F-1 setting forth the consolidated financial statements of Play By Play Toys & Novelties, Inc. and Subsidiaries, together with the report of Coopers & Lybrand L.L.P. dated October 20, 1997.

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

(b)   REPORTS ON FORM 8-K.  None.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 27th day of October 1997.

                                    PLAY BY PLAY TOYS & NOVELTIES, INC.

                                    By:  /s/ RAYMOND G. BRAUN
                                             Raymond G. Braun
                                             CHIEF FINANCIAL OFFICER
                                              AND TREASURER

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              SIGNATURE                               TITLE                          DATE
By: /s/ ARTURO G. TORRES                  Chairman of the Board and Chief      October 27, 1997
        Arturo G. Torres                       Executive Officer
                                          (Principal Executive Officer)

By: /s/ MARK A. GAWLIK                   President, Chief Operating Officer    October 27, 1997
        Mark A. Gawlik                           and Director

By: /s/ RAYMOND G. BRAUN                      Chief Financial Officer,         October 27, 1997
        Raymond G. Braun                       Treasurer and Director
                                         (Principal Financial and Accounting
                                                     Officer)

By: /s/ SAUL GAMORAN                      Executive Vice President, General    October 27, 1997
        Saul Gamoran                       Counsel, Secretary and Director

By: /s/ FRANCISCO SAEZ MOYA                President - Play-by-Play Europe     October 27, 1997
        Francisco Saez Moya                         and Director

By: /s/ TOMAS DURAN                                  Director                  October 27, 1997
        Tomas Duran

     SIGNATURE                          TITLE                        DATE
     ---------                          -----                        ----
By: /s/ JAMES F. PLACE                 Director                 October 27, 1997
        James F. Place

By: /s/ STEVEN K. C. LIAO              Director                 October 27, 1997
        Steven K. C. Liao

By: /s/ OTTIS W. BYERS                 Director                 October 27, 1997
        Ottis W. Byers

By: /s/ BERTO GUERRA, JR.              Director                 October 27, 1997
        Berto Guerra, Jr.

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

                                                                            PAGE
                                                                            ----

Consolidated Financial Statements:

     Report of Independent Accountants ................................      F-2

     Consolidated Balance Sheets as of July 31, 1997 and 1996 .........      F-3

     Consolidated Statements of Income for the Years Ended
       July 31, 1997, 1996 and 1995 ...................................      F-4

     Consolidated Statements of Shareholders' Equity for the
       Years Ended July 31, 1997, 1996 and 1995 .......................      F-5

     Consolidated Statements of Cash Flows for the Years Ended
       July 31, 1997, 1996 and 1995 ...................................      F-6

     Notes to Consolidated Financial Statements .......................      F-7

Financial Statement Schedule:
     Schedule II- Valuation and Qualifying Accounts ...................      S-1

     All other schedules are omitted as the required information is not applicable or the information is presented in the consolidated financial statements or related notes.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To The Shareholders and Board of Directors
Play By Play Toys & Novelties, Inc. and Subsidiaries

     We have audited the consolidated financial statements and financial statement schedule of Play By Play Toys & Novelties, Inc. and Subsidiaries listed in the index on page F-1 of this Form 10-K. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibilty is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Play By Play Toys & Novelties, Inc. and Subsidiaries as of July 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended July 31, 1997 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                                COOPERS & LYBRAND L.L.P.

Austin, Texas
October 20, 1997

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                           JULY 31,
                                                ------------------------------
                                                     1997             1996
                                                -------------    -------------
               ASSETS
Current assets:
  Cash and cash equivalents .................   $   4,960,612    $     531,040
  Accounts and notes receivable, less
    allowance for doubtful accounts of
    $3,213,653 and $1,621,603 ...............      37,728,254       28,820,318
  Inventories ...............................      47,239,520       41,101,301
  Other current assets ......................       3,781,724        4,203,291
                                                -------------    -------------
       Total current assets .................      93,710,110       74,655,950
Property and equipment, net .................      14,985,887       15,130,186
Goodwill, less accumulated amortization
  of $365,433 and $17,943 ...................      14,412,736       13,215,035
Other assets ................................       2,796,841        1,920,689
                                                -------------    -------------
       Total assets .........................   $ 125,905,574    $ 104,921,860
                                                =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Bank overdraft ............................   $     461,220    $   2,357,436
  Note payable to shareholder ...............            --          3,000,000
  Notes payable to banks and others .........      22,607,721       21,775,809
  Current maturities of long-term debt ......       3,472,017        4,518,411
  Current obligations under capital leases ..         691,333          379,534
  Accounts payable, trade ...................      22,340,182       15,693,183
  Other accrued liabilities .................       5,831,652        5,021,357
  Income taxes payable ......................       2,437,432        1,776,737
  Deferred income tax payable ...............         496,431          223,459
                                                -------------    -------------
       Total current liabilities ............      58,337,988       54,745,926
                                                -------------    -------------
Long-term liabilities:
  Long-term debt, net of current maturities .       7,320,233       10,434,378
  Convertible subordinated debentures .......      15,000,000             --
  Obligations under capital leases ..........         917,506          661,826
  Deferred income tax payable ...............         660,918          379,661
                                                -------------    -------------
       Total liabilities ....................      82,236,645       66,221,791
                                                -------------    -------------
Commitments and contingencies
Shareholders' equity:
  Preferred stock -- no par value; 10,000,000
     shares authorized; no shares issued ....            --               --
  Common stock -- no par value; 20,000,000
     shares authorized; 4,901,300 and
     4,841,100 shares issued ................           1,000            1,000
  Additional paid-in capital ................      35,006,539       33,746,597
  Deferred compensation .....................        (618,333)            --
  Cumulative foreign currency translation
     adjustments ............................      (2,303,027)        (414,306)
  Retained earnings .........................      11,582,750        5,366,778
                                                -------------    -------------
       Total shareholders' equity ...........      43,668,929       38,700,069
                                                -------------    -------------
       Total liabilities and
          shareholders' equity ..............   $ 125,905,574    $ 104,921,860
                                                =============    =============

   The accompanying notes are an integral part of the consolidated financial statements.

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                       YEAR ENDED JULY 31,
                                         ---------------------------------------------
                                              1997            1996            1995
                                         -------------    ------------    ------------
Net sales ............................   $ 137,386,257    $ 74,197,301    $ 47,730,510
Cost of sales ........................      89,797,884      50,049,224      31,015,788
                                         -------------    ------------    ------------
     Gross profit ....................      47,588,373      24,148,077      16,714,722
Selling, general and
  administrative expenses ............      34,441,660      17,471,966      12,678,196
                                         -------------    ------------    ------------
     Operating income ................      13,146,713       6,676,111       4,036,526
Interest expense .....................      (4,414,701)       (660,135)     (1,051,209)
Interest income ......................         215,895         547,807          21,438
Other income (loss) ..................          (7,785)        107,981            --
                                         -------------    ------------    ------------
     Income from continuing operations
       before income tax .............       8,940,122       6,671,764       3,006,755
Income tax provision .................      (2,724,150)     (2,619,649)     (1,108,157)
                                         -------------    ------------    ------------
     Income from continuing operations       6,215,972       4,052,115       1,898,598
Discontinued operations:
     Loss from discontinued operations            --          (145,036)       (259,361)
     Loss on disposal of
       discontinued operations .......            --          (239,002)           --
                                         -------------    ------------    ------------
     Net income ......................   $   6,215,972    $  3,668,077    $  1,639,237
                                         =============    ============    ============
Income per share:
     Primary:
          Continuing operations ......   $        1.25    $       0.84    $       0.73
          Discontinued operations ....            --             (0.08)          (0.10)
                                         -------------    ------------    ------------
          Net income per share .......   $        1.25    $       0.76    $       0.63
                                         =============    ============    ============
     Fully diluted:
          Continuing operations ......   $        1.21    $       0.84    $       0.73
          Discontinued operations ....            --             (0.08)          (0.10)
                                         -------------    ------------    ------------
          Net income per share .......   $        1.21    $       0.76    $       0.63
                                         =============    ============    ============
Weighted average shares outstanding:
     Primary .........................       4,959,585       4,841,100       2,612,333
                                         =============    ============    ============
     Fully diluted ...................       5,178,625       4,841,100       2,612,333
                                         =============    ============    ============

   The accompanying notes are an integral part of the consolidated financial statements.

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                           COMMON STOCK       ADDITIONAL
                                        ------------------     PAID-IN        DEFERRED
                                         SHARES     AMOUNT     CAPITAL      COMPENSATION
                                        ---------   ------   ------------    ---------
Balance, August 1, 1994 .............   2,514,120   $1,000   $  9,282,916         --
Net income ..........................        --       --             --           --
Stock distributed as compensation ...      26,980     --           14,915         --
Foreign currency translation
  adjustments .......................        --       --             --           --
Stock issued in initial public
  offering ..........................   2,000,000     --       20,873,319         --
                                        ---------   ------   ------------    ---------
Balance, July 31, 1995 ..............   4,541,100    1,000     30,171,150         --
Net income ..........................        --       --             --           --
Warrants issued .....................        --       --          245,350         --
Foreign currency translation
  adjustments .......................        --       --             --           --
Stock issued for exercise of
  over-allotment option of IPO ......     300,000     --        3,380,097         --
Retirement of treasury
  stock .............................        --       --          (50,000)        --
                                        ---------   ------   ------------    ---------
Balance, July 31, 1996 ..............   4,841,100    1,000     33,746,597         --
Net income ..........................        --       --             --           --
Acquisition of TLC ..................      40,000     --          345,000         --
Foreign currency translation
  adjustments .......................        --       --             --           --
Exercise of stock options ...........      20,200     --          214,942         --
Deferred employee compensation ......        --       --          700,000    $(700,000)
Amortization of deferred compensation        --       --             --         81,667
                                        ---------   ------   ------------    ---------
Balance, July 31, 1997 ..............   4,901,300   $1,000   $ 35,006,539    $(618,333)
                                        =========   ======   ============    =========
                                          CUMULATIVE
                                           FOREIGN
                                           CURRENCY                                  TOTAL
                                         TRANSLATION     RETAINED     TREASURY    SHAREHOLDERS'
                                         ADJUSTMENTS     EARNINGS      STOCK         EQUITY
                                         -----------    -----------   --------    ------------
Balance, August 1, 1994 .............    $  (183,868)   $    59,464   $(50,000)   $  9,109,512
Net income ..........................           --        1,639,237       --         1,639,237
Stock distributed as compensation ...           --             --         --            14,915
Foreign currency translation
  adjustments .......................        389,788           --         --           389,788
Stock issued in initial public
  offering ..........................           --             --         --        20,873,319
                                         -----------    -----------   --------    ------------
Balance, July 31, 1995 ..............        205,920      1,698,701    (50,000)     32,026,771
Net income ..........................           --        3,668,077       --         3,668,077
Warrants issued .....................           --             --         --           245,350
Foreign currency translation
  adjustments .......................       (620,226)          --         --          (620,226)
Stock issued for exercise of
  over-allotment option of IPO ......           --             --         --         3,380,097
Retirement of treasury
  stock .............................           --             --       50,000            --
                                         -----------    -----------   --------    ------------
Balance, July 31, 1996 ..............       (414,306)     5,366,778       --        38,700,069
Net income ..........................           --        6,215,972       --         6,215,972
Acquisition of TLC ..................        (47,470)          --         --           297,530
Foreign currency translation
  adjustments .......................     (1,841,251)          --         --        (1,841,251)
Exercise of stock options ...........           --             --         --           214,942
Deferred employee compensation ......           --             --         --              --
Amortization of deferred compensation           --             --         --            81,667
                                         -----------    -----------   --------    ------------
Balance, July 31, 1997 ..............    $(2,303,027)   $11,582,750   $   --      $ 43,668,929
                                         ===========    ===========   ========    ============

   The accompanying notes are an integral part of the consolidated financial statements.

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        YEAR ENDED JULY 31,
                                          -----------------------------------------------
                                               1997            1996             1995
                                          --------------  ---------------  --------------
Cash flows from operating activities:
  Net income............................  $    6,215,972  $     3,668,077  $    1,639,237
  Adjustments to reconcile net income to
     net cash provided by (used in)
     operating activities:
       Depreciation and amortization....       2,041,950          806,860         735,327
       Provision for doubtful accounts
          receivable....................       2,024,847        1,163,346         660,569
       Deferred income tax provision
          (benefit).....................         554,229          (74,913)       (100,007)
       Amortization of deferred
          compensation..................          81,667        --               --
       Gain on sale of property and
          equipment.....................         (51,356)          (3,718)        (33,800)
       Loss from discontinued
          operations....................        --                159,359        --
       Stock distributed as
          compensation..................        --              --                 14,915
       Change in operating assets and
          liabilities (net of
          acquisitions):
             Accounts and notes
               receivable...............      (9,822,434)      (7,030,009)     (3,500,808)
             Inventories................      (5,343,092)     (13,325,525)     (2,051,931)
             Prepaids and other
               assets...................         985,489       (2,488,704)        150,026
             Accounts payable and
               accrued liabilities......       4,513,600        2,519,138       4,317,955
             Income taxes payable.......         647,106        1,190,791         336,141
                                          --------------  ---------------  --------------
               Net cash provided by
                  (used in) operating
                  activities............       1,847,978      (13,415,298)      2,167,624
                                          --------------  ---------------  --------------
Cash flows from investing activities:
  Purchase of property and equipment....        (791,869)      (1,770,244)     (1,176,147)
  Proceeds from sale of property and
     equipment..........................        --                  7,794         112,487
  Proceeds from sale of restaurants.....        --                 79,643        --
  Purchase of TLC, net of cash
     acquired...........................        (488,811)       --               --
  Purchase of Ace, net of cash
     acquired...........................        --            (39,168,902)       --
  Maturity (purchase) of short-term
     investments........................        --                973,168        (973,168)
  Payments for intangible assets........         (29,999)         (45,919)        (27,860)
                                          --------------  ---------------  --------------
               Net cash used in
                  investing
                  activities............      (1,310,679)     (39,924,460)     (2,064,688)
                                          --------------  ---------------  --------------
Cash flows from financing activities:
  Proceeds from public offering of
     common
     stock, net.........................        --              3,380,097      20,873,319
  Net borrowings (repayments) under
     Revolving Credit Agreement.........         831,912       19,342,177      (5,505,799)
  Payment of note payable to
     shareholder........................      (3,000,000)       --               --
  Costs related to issuance of debt.....        (823,862)        (755,115)       --
  Proceeds from long-term debt..........      15,000,000       14,900,000         121,090
  Repayment of long-term debt...........      (3,964,594)         (99,869)       (537,088)
  Repayment of capital lease
     obligations........................        (628,658)        (202,753)       (198,997)
  Proceeds from exercise of stock
     options............................         214,942        --               --
  Increase (decrease) in bank
     overdraft..........................      (1,896,216)       2,357,436
                                          --------------  ---------------  --------------
               Net cash provided by
                  financing
                  activities............       5,733,524       38,921,973      14,752,525
                                          --------------  ---------------  --------------
Effect of foreign currency exchange
  rates.................................      (1,841,251)        (620,226)        389,788
                                          --------------  ---------------  --------------
          Increase (decrease) in cash
             and cash equivalents.......       4,429,572      (15,038,011)     15,245,249
Cash and cash equivalents at beginning
  of period.............................         531,040       15,569,051         323,802
                                          --------------  ---------------  --------------
Cash and cash equivalents at end of
  period................................  $    4,960,612  $       531,040  $   15,569,051
                                          ==============  ===============  ==============

   The accompanying notes are an integral part of the consolidated financial statements

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  FORMATION

     Play By Play Toys & Novelties, Inc. ("PBP,") and together with all majority-owned subsidiaries, (the "Company") was formed in January 1992, and purchased the amusement toy operations on May 18, 1992 from Pizza Management, Inc., a company previously owned by the Company's CEO.

     The Company's principal business is to design, develop, market and distribute stuffed toys, electronic plush toys and sculpted toy pillows and to market and distribute a broad line of novelty items. The Company sells these products to customers in the amusement and retail markets. The Company's toy operations accounted for 97.7% of net sales for fiscal 1997.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of PBP and all majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Certain reclassifications have been made to the prior years' consolidated financial statements to conform with the current year presentation.

  PERVASIVENESS OF ESTIMATES

     The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  FOREIGN CURRENCY TRANSLATION

     All balance sheet accounts of foreign subsidiaries are translated from foreign currencies into U.S. dollars at the year-end rates of exchange, while income and expense accounts are translated at average currency exchange rates in effect during the period. The resulting translation adjustment is recorded as a separate component of shareholders' equity. Gains and losses from foreign currency transactions (transactions denominated in a currency other than the entity's functional currency) are included in other income. The foreign currency transaction gain (loss) for fiscal 1997 and 1995 was not material, and a gain of $108,000 was recorded in fiscal 1996. Transaction gains and losses occur primarily from sales in Europe and purchases of products by the Company's foreign subsidiaries from suppliers in the Far East.

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

     Historically, no attempt has been made to manage, by means of hedging or derivatives, the risk of potential currency fluctuations. The total unhedged exposure related to currency risk at July 31, 1997 was $3.2 million.

  CASH EQUIVALENTS

     For purposes of the statements of cash flows, the Company considers all time deposits with original maturities of three months or less to be cash equivalents.

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

  CONCENTRATIONS OF CREDIT RISK

     Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade receivables. The Company's cash and cash equivalents consist of highly liquid cash deposits in major financial institutions. The Company's trade receivables result primarily from its retail and amusement operations and reflect a broad customer base. The Company generally requires no collateral from its customers; however, it routinely assesses the financial strength of its customers. No customer accounted for more than 10% of the Company's net sales in fiscal 1997, 1996 and 1995.

     The majority of the Company's manufacturing is arranged directly by the Company with the manufacturing facilities. To date, a substantial portion of the Company's products have been manufactured by third parties in the People's Republic of China. The Company does not have long-term contracts with any of the manufacturers. Although the Company has begun to arrange alternate sources of manufacturing outside of China, the Company has made no definitive plans for securing alternate sources in the event its present arrangements with Chinese manufacturers prove impossible to maintain, and there can be no assurance that there would be sufficient alternate manufacturing facilities to meet the increased demand for production which would likely result from a disruption of manufacturing sources in China. No manufacturer accounted for more than 10% of the Company's purchases of toy products during fiscal 1997, 1996 or 1995, with the exception of Tri-State Manufacturing (China), Ltd. ("Tri-S"), which accounted for 26.3%, 24.5% and 25.6% of such purchases during fiscal 1997, 1996 and 1995, respectively. During such period, Tri-S manufactured plush PLAY-FACES and the COCA-COLA(R) brand plush POLAR BEAR products. Tri-S is currently one of several manufacturers of these products for the Company.

  INVENTORIES

     Inventories are stated at the lower of cost or market. Cost of PBP's U.S. inventory is primarily determined using the last-in, first-out (LIFO) method. Operating supplies and inventory at PBP's subsidiary in Spain and from the acquisition of Ace Novelty Co., Inc. ("Ace") are determined by the first-in, first-out ("FIFO") method, and inventory-in-transit is determined based on the specific identification method.

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

     Property and equipment is depreciated and amortized as follows:

                                                        TERM
                                       --------------------------------------
Building.............................                 20 years
Equipment............................                 10 years
Vehicles.............................                 3 years
Computer equipment...................                 7 years
Leasehold improvements...............      Life of the lease (5-20 years)

  INTANGIBLE ASSETS

     Goodwill represents the excess purchase price over the fair value of net assets acquired and is amortized over twenty to forty years (principally forty years) using the straight-line method.

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Other intangible assets consist primarily of debt issuance costs, which are amortized over the term of the related debt on a straight-line basis, which approximates the interest method.

  IMPAIRMENT OF LONG-LIVED ASSETS

     At each balance sheet date, the Company evaluates the propriety of the carrying amount of its long-lived assets. In the event that facts and circumstances indicate that the cost of long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation of impairment is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required. The Company recorded no such write-downs during any of the periods presented.

  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amount reported in the consolidated balance sheet of cash and cash equivalents, short-term investments, accounts and notes receivable, accounts payable, and long term debt approximates its fair value. The Company estimates the fair value of notes receivable by discounting the future cash flows of the instrument, using the Company's incremental rate of borrowing for a similar instrument.

  REVENUE RECOGNITION

     Revenues from sales to customers are recognized when products are shipped.

  ADVERTISING

     The costs of producing media advertising is capitalized as incurred and amortized over the related product sales, not to exceed the advertising period. Committed media communication costs are accrued as a cost of sale of the related product. Cost incurred in the production of catalogs are deferred and charged to operations in the period in which the related catalogs are mailed.

  INCOME TAXES

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

  EARNINGS PER SHARE

     Earnings per share are computed using the weighted average number of common and common equivalent shares (when dilutive) outstanding during each period. Common equivalent shares include stock options and warrants. Earnings per share assuming full dilution is determined by dividing net income plus tax-effected convertible debt interest by the weighted average number of common shares outstanding during the year after giving effect for common stock equivalents arising from stock options and for convertible debt assumed converted to common stock.

3.  NEW ACCOUNTING PRONOUNCEMENTS

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share". SFAS No. 128 specifies the computation, presentation and disclosure requirements for earnings per share and is designed to improve earnings per share information by simplifying the existing computational guidelines and revising the

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED) previous disclosure requirements. The statement is effective for periods ending after December 15, 1997, including interim periods.

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997.

     Also in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Restated Information," which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997.

     Management does not believe the implementation of these recent accounting pronouncements will have a material effect on its consolidated financial statements.

4.  ACQUISITIONS

     In June 1996, the Company acquired substantially all of the operating assets, business operations and facilities (the "Acquisition") of Ace. The operating results of the Acquisition are included in the Company's consolidated results of operations from the date of acquisition. The purchase price of approximately $44.7 million consists of $39.2 million in cash, $2.9 million in subordinated debt, $2.4 million in related direct costs, and $0.2 million in the form of warrants issued by the Company to the former owners of Ace ("Sellers") to purchase up to 35,000 shares of the Company's Common Stock, commencing one year from the date of acquisition. The Acquisition has been accounted for using the purchase method. The Company recorded approximately $14.1 million of goodwill, which is the excess of the total purchase price over the fair value of net assets acquired. Included in the calculation of net assets is approximately $3.8 million in certain trade payables and accrued liabilities, which the Company assumed. This goodwill is being amortized on a straight-line basis over a 40-year period.

     The debt incurred by the Company in connection with the Acquisition consisted of (i) approximately $34.0 million in revolving credit and term loans under the Revolving Credit Term Loan with Letter of Credit Facility dated June 20, 1996 ("Credit Facility"), which has a maximum aggregate commitment of $65 million among The Chase Manhattan Bank, formerly Chemical Bank, (the "Bank") as agent, Heller Financial, Inc., Bank of America, Union Bank of California, and Texas Commerce Bank N.A. (the "Lenders"), and the Company, Ace Novelty Acquisition Co., Inc. ("ANAC") and Newco Novelty, Inc., a wholly owned subsidiary of ANAC, as borrowers (see Note 9) (ii) a $3.0 million subordinated loan from the Company's Chief Executive Officer, and (iii) a $2.9 million subordinated loan from Sellers.

     The following is a summary of the Ace assets acquired and liabilities assumed, at the date of Acquisition:

Current assets.......................  $   26,779,000
Property and equipment, net..........       8,737,000
Goodwill.............................      14,054,000
                                       --------------
       Total assets..................  $   49,570,000
                                       ==============
Current liabilities..................  $    4,826,000
                                       ==============

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.  ACQUISITIONS (CONTINUED)

     In November 1996, the Company, through its wholly-owned subsidiary Play By Play Toys & Novelties Europe S.A., acquired all of the outstanding capital stock of The TLC Gift Company, Ltd. ("TLC") based in Doncaster, England. The Company effected the purchase of TLC by issuing 40,000 shares of restricted common stock to the sellers of TLC. The shares had a fair market value of $345,000 at the date of acquisition. The Company incurred $144,000 in costs directly related to the acquisition. The acquisition has been accounted for using the purchase method of accounting, and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based on the fair values at the date of acquisition. The Company acquired assets with an approximate value of $1.9 million and assumed liabilities of $2.6 million, resulting in goodwill of $1.1 million which is being amortized on a straight-line basis over 20 years. The operating results have been included in the Company's consolidated financial statements since the date of acquisition.

     Relative to the acquisition of Ace, the Company adjusted the purchase price allocation as contingent assets and liabilities were determined or realized in accordance with Statement of Financial Accounting Standards No. 38, "Accounting for Preacquisition Contingencies of Purchase Enterprises." The Company increased goodwill approximately $821,000 during the year ended July 31, 1997 as a result of such purchase price allocation.

5.  DISCONTINUED OPERATIONS

     In March 1996, the Company sold all of the stock of Restaurants Universal Espana, S.A. ("Restaurants Universal"), its European subsidiary that operated two restaurants in Spain, to an unrelated third party, for 205,000,000 Spanish pesetas, which was approximately $1.6 million at the date of the sale. The sale resulted in a non-cash, non-recurring charge against earnings of approximately $239,000 and a loss from discontinued operations of approximately $145,000, for a total loss from discontinued operations of $384,000 in fiscal year 1996.

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

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.  DISCONTINUED OPERATIONS (CONTINUED)
In the event that the buyer of the stock of Restaurants Universal fails to meet three months of the agreed-upon installment payments, whether alternate or consecutive, the Company may cancel the contract, with all of the stock reverting back to the Company.

     The operating results and the loss on the sale of the restaurants have been reported separately as a component of discontinued operations in the Consolidated Statements of Income for the twelve months ended July 31, 1996 and 1995. The Company realized no tax benefit from the loss on the sale of Restaurants Universal. Further, the Company had not previously recorded a tax benefit on the operating losses of Restaurants Universal. Summarized results of operations for Restaurants Universal are as follows:

                                             YEAR ENDED JULY 31,
                                          --------------------------
                                              1996          1995
                                          ------------  ------------
Net sales...............................  $  1,516,791  $  2,531,857
Cost of sales...........................     1,630,501     2,053,722
Net loss................................      (145,036)     (259,361)

6.  INITIAL PUBLIC OFFERING

     On July 19, 1995, the Company sold 2,000,000 shares of its common stock in an initial public offering at a price of $12.25 per share. The net proceeds from the issuance and sale of common stock amounted to $20.9 million after deducting underwriter discounts and issuer expenses. Portions of the net proceeds were used to repay outstanding bank debt of $3.3 million plus accrued interest, and debt to the principal shareholder of $2.6 million plus accrued interest.

     On August 1, 1995, the underwriters of the Company's initial public offering purchased an additional 300,000 shares of the Company's common stock at $12.25 per share by exercising their over-allotment option. The net proceeds from the issuance and sale of the common stock amounted to $3.4 million after deducting underwriters' discounts and issuer expenses. The remaining outstanding debt to the principal shareholder of $2.5 million plus accrued interest was retired in August 1, 1995 with a portion of the net proceeds.

7.  INVENTORIES

     Inventories consist of the following:

                                                  JULY 31,
                                        ---------------------------
                                            1997           1996
                                        ------------   ------------
            Purchased for resale ....   $ 46,898,557   $ 40,957,716
            Operating supplies ......        340,963        143,585
                                        ------------   ------------
                 Total ..............   $ 47,239,520   $ 41,101,301
                                        ============   ============

     Replacement cost of inventories approximates LIFO cost at each of the balance sheet dates. At July 31, 1997 and 1996 inventories in the amount of $26.2 million and $22.3 million, respectively, were valued using the FIFO and specific identification methods. The excess current cost over the LIFO value of inventories was $215,000 and $195,000 at July 31, 1997 and 1996, respectively.

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.  PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                           JULY 31,
                                                 ----------------------------
                                                     1997            1996
                                                 ------------    ------------
 Buildings ...................................   $  4,583,842    $  4,583,842
 Equipment ...................................     10,226,021      10,511,198
 Vehicles ....................................        565,906         300,668
 Computer equipment ..........................      1,694,072         571,312
 Leasehold improvements ......................      1,347,063         974,194
                                                 ------------    ------------
                                                   18,416,904      16,941,214
 Accumulated depreciation and amortization ...     (3,431,017)     (1,811,028)
                                                 ------------    ------------
                                                 $ 14,985,887    $ 15,130,186
                                                 ============    ============

     Included in property and equipment in the accompanying consolidated balance sheets are the following assets held under capital leases:

                                                    JULY 31,
                                          ----------------------------
                                              1997            1996
                                          ------------    ------------
         Equipment ....................   $    755,594    $  1,080,794
         Computer equipment ...........        965,369         226,613
         Accumulated amortization .....       (486,911)       (239,562)
                                          ------------    ------------
                                          $  1,234,052    $  1,067,845
                                          ============    ============

9.  NOTES PAYABLE AND LONG-TERM DEBT

                                                  JULY 31,
                                       ------------------------------
                                            1997            1996
                                       --------------  --------------
Notes Payable:
     Revolving line of credit........  $   22,607,721  $   21,775,809
     Unsecured note payable to
       principal shareholder due on
       demand; interest payable
       monthly. Note was repaid in
       July 1997.....................        --             3,000,000
                                       --------------  --------------
                                       $   22,607,721  $   24,775,809
                                       ==============  ==============
Long-Term Debt:
     Term loan.......................  $    9,600,000  $   12,000,000
     Convertible Subordinated
       Debentures....................      15,000,000        --
     Notes payable to banks,
       financing companies and others
       due in monthly installments
       with interest rates ranging
       from 7.4% to 12.03%
       collateralized by equipment...       1,192,250       2,952,789
                                       --------------  --------------
                                           25,792,250      14,952,789
     Less current maturities.........      (3,472,017)     (4,518,411)
                                       --------------  --------------
                                       $   22,320,233  $   10,434,378
                                       ==============  ==============

     In June 1996, the Company entered into the Credit Facility (see Note 4) which replaced the Company's $10 million credit facility. The Credit Facility includes a $53 million revolving line of credit commitment, subject to availability under a borrowing base calculated by reference to the level of eligible accounts receivable and inventory, and a $15 million sublimit for the issuance of letters of credit. The revolving

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.  NOTES PAYABLE AND LONG-TERM DEBT (CONTINUED)

credit facility matures on June 20, 1998. The $65 million Credit Facility also includes a $12 million term loan, which requires sixty equal monthly principal payments of $200,000 plus accrued interest beginning August 1, 1996, with the last payment due and payable on June 20, 2001.

     Interest on borrowings outstanding under the revolving line of credit is payable monthly at an annual rate equal to, at the Company's option, (i) the Bank's Alternate Base Rate plus 0.50% or (ii) the LIBOR rate plus 2.50%. The weighted average interest rate was 8.19% and 8.09% for the years ended July 31, 1997 and 1996, respectively. For amounts outstanding under the term loan, interest is payable monthly in arrears at an annual rate equal to, at the Company's option, (i) the Bank's Alternate Base Rate plus 0.75% or (ii) the LIBOR rate determination thereof, a rate per annum equal to the sum of (a) the greater of (i) the Prime Rate, (ii) the Federal Funds Effective Rate plus 0.5%, and (iii) the Base CD Rate plus 1.0%. The weighted average interest rate was 8.48% and 8.38% for the years ended July 31, 1997 and 1996, respectively. In fiscal 1996, the Company incurred $755,000 in costs related to obtaining the Credit Facility, which is being amortized pro rata over the two year term of the line of credit and the five year term of the $12 million loan. The Company is amortizing such costs using the straight-line method, which approximates the interest method. Further, the Credit Facility is subject to an annual fee, payable quarterly, of 0.50% of the unused portion of the revolving credit commitment, a fee of 2.0% of the face amount of letters of credit when issued and an annual administrative fee equal to $100,000.

     The Credit Facility is collateralized by a first lien on substantially all of the Company's domestic assets, and 65% of the issued and outstanding stock of its foreign subsidiaries.

     As of July 31, 1997, the Company had $7.1 million in outstanding irrevocable letters of credit and bankers' acceptances. Based on the level of the Company's eligible accounts receivable and inventory at July 31, 1997, the Company had $13.6 million of additional borrowing capacity available under the Credit Facility, all of which could be used to support borrowings under the revolving credit line or additional letters of credit.

     The Credit Facility contains certain restrictive covenants and conditions among which are a prohibition from paying dividends, limitations on further indebtedness, restrictions on dispositions and acquisitions of assets, limitations on advances to third parties and foreign subsidiaries and compliance with certain financial covenants, including but not limited to a maximum total debt ratio and minimum interest expense coverage. In addition, the Credit Facility prohibits the Company's Chief Executive Officer from significantly reducing his ownership in the Company below specified levels.

     During fiscal 1997, the Credit Facility was amended to change certain covenant requirements. The Company incurred $92,800 in costs related to these Amendments, which is being amortized on a straight-line basis over the remaining life of the Credit Facility.

     To partially finance the Acquisition, the Company's Chief Executive Officer provided a $3.0 million unsecured demand loan. Interest on this loan was payable monthly at a per annum rate equal to the lesser of the Credit Agreement's Alternate Base Rate or the Maximum Lawful Rate. The note was repaid in full in July 1997.

     As part of the consideration for the Acquisition, the Sellers (see Note 4) received a $2.9 million note (the "Ace Note") from the Company. The first installment on the Ace Note in the amount of $600,000 was due and payable two business days following the determination of the final balance sheet of Ace and accrues interest at 8.0% per annum. The second installment on the Ace Note in the amount of $1.0 million was paid on December 20, 1996. The third installment on the Ace Note in the amount of $500,000 was paid June 20, 1997 and is also subject to offset against any claims by the Company against the Sellers. The fourth installment on the Ace Note is due and payable on June 21, 1998 and is also subject to offset against any claims by the Company against the Sellers. Interest on the Ace Note, other than with respect to the first

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.  NOTES PAYABLE AND LONG-TERM DEBT (CONTINUED)

installment of $600,000, is payable monthly in arrears at a rate of 12.0% per annum during the first six months and 10.0% per annum thereafter, except with respect to the final payment due June 21, 1998, which will continue to bear interest at 12.0% per annum. Payment of all obligations under the Ace Note is subordinate to payment of the Credit Facility. The Ace Note is collateralized by certain assets of the Company, claims on which are also subordinate to the Credit Facility.

     During July 1997, the Company completed a private placement of $15 million of convertible debentures. The proceeds were used to retire a $3 million subordinated demand note due to a shareholder, provide $3 million as collateral on two lines of credit with banks in Spain and for general corporate purposes. Interest accrues at 8% per annum, payable monthly until maturity on June 30, 2004. Principal is payable commencing June 30, 2000 at a rate of 1% of the outstanding balance monthly, with the remaining balance due at maturity. The debt is convertible into Company stock at any time during the loan period at a conversion price of $17 per share. The conversion price will be adjusted in 1998 if the closing bid price of the Company's common stock for the 21 days following the Company's release of 1998 earnings (the "Adjustment Bid Price") is less than $17. Such adjustment is based on the Company's cash flows, but cannot be adjusted to a price less than 90% of the Adjustment Bid Price. The debenture holders may force redemption if there is a change of control of the voting stock, two-thirds of the Board changes without approval of the holders, or the Company stock cannot be publicly traded. The Company incurred costs of approximately $731,000 in connection with the issuance of the convertible debentures. Such costs were capitalized and are being amortized to interest expense over the seven-year term of the convertible debentures on a straight-line basis, which approximates the interest method.

     The Convertible Loan Agreement contains certain restrictive covenants and conditions among which place limitations on further indebtedness, liens, investments, and dividends and requires compliance with certain financial covenants and specified ratios. In addition, the Company shall own at all times all of the capital stock, or other equity interests in its subsidiaries.

     As of July 31, 1997, the Company's Spanish subsidiary had $2.5 million outstanding in irrevocable letters of credit.

     The following is a summary of short-term borrowings under the $65 million Credit Facility and other notes payable:

                                            YEAR ENDED JULY 31,
                                       ------------------------------
                                            1997            1996
                                       --------------  --------------
Month-end maximum loan balance during
  the period.........................  $   33,144,752  $   24,775,993
Weighted average interest rate at
  period-end.........................            8.19%           8.20%

     The aggregate amount of maturities on long-term borrowings as of July 31, 1997 were as follows:

Year ended July 31:
          1998.......................  $    3,472,017
          1999.......................       2,459,986
          2000.......................       2,728,247
          2001.......................       4,091,546
          2002.......................       1,489,807
          Beyond.....................      11,550,647
                                       --------------
                                       $   25,792,250
                                       ==============

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. COMMITMENTS AND CONTINGENCIES

  CONTRACT

     The Company owns and operates amusement game machines in a restaurant franchise on a month-to-month basis pursuant to terms similar to those of an agreement with the restaurant franchise that expired in June 1995. The Company's portion of revenues from the machines during the term of the expired agreement approximated $2.5 million, $2.5 million and $1.4 million in the years ended July 31, 1997, 1996 and 1995, respectively. Management is unable to determine the impact, if any, on future operations of the Company if the relationship is not continued or if it is continued under terms less favorable than those of the expired contract.

  GUARANTEED PURCHASES

     The Company has entered into a guaranteed purchase agreement for $4.4 million to reserve airtime in conjunction with the television advertisements of the "TALKIN' TOTS(TM)" and "TORNADO TAZ". The television campaign began national and spot market television advertising during the first fiscal quarter of 1998.

  CAPITAL LEASES

     The Company leases equipment under capital lease agreements which expire at various dates through 2002. The lease agreements generally provide purchase options and require the Company to pay property taxes, utilities and insurance.

     FUTURE MINIMUM LEASE PAYMENTS UNDER CAPITAL LEASES AT JULY 31, 1997 ARE AS
FOLLOWS:

           Year ended July 31:
                  1998 ..............................   $   818,439
                  1999 ..............................       712,823
                  2000 ..............................       205,946
                  2001 ..............................        38,028
                  2002 ..............................        34,505
                                                        -----------
           Total minimum lease payments .............     1,809,741
           Less amounts representing interest .......      (200,902)
                                                        -----------
                                                          1,608,839
           Less current portion .....................      (691,333)
                                                        -----------
           Long-term obligations under capital leases   $   917,506
                                                        ===========

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. COMMITMENTS AND CONTINGENCIES (CONTINUED)

  OPERATING LEASES

     The Company leases its equipment, vehicles and operating facilities, consisting primarily of warehouse, distribution and office space, under operating leases expiring at various dates through 2007. The lease agreements generally provide renewal options and require the Company to pay property taxes, utilities and insurance. Rent expense under operating leases was $2.5 million, $1.5 million and $1.7 million for the years ended July 31, 1997, 1996 and 1995, respectively.

     Minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at July 31, 1997 are as follows:

Year ended July 31:
       1998..........................  $    2,586,944
       1999..........................       2,427,478
       2000..........................       1,833,974
       2001..........................       1,442,374
       2002..........................       1,462,456
Thereafter...........................       5,000,877
                                       --------------
     Total minimum lease payments....  $   14,754,103
                                       ==============

  ROYALTIES

     The Company markets its products under a variety of trademarks for which the Company pays associated royalties based on sales of the related products. Approximately 59.7%, 58.2% and 46.6% of the Company's net sales in fiscal 1997, 1996 and 1995, respectively, were derived from product lines based on entertainment character or corporate trademark licenses. The Company's products based on trademarks licensed for LOONEY TUNES' characters accounted for 37.5%, 16.4% and 11.4% of net sales in fiscal 1997, 1996 and 1995, respectively. The Company's products based on trademarks licensed by The Coca-Cola Company accounted for 4.5%, 13.8% and 16.5% of net sales in fiscal 1997, 1996 and 1995, respectively. No other license accounted for more than 10% of the Company's net sales. Some licenses are renewable at the option of the Company upon payment of certain minimum guaranteed payments or the attainment of certain sales levels during the initial term of the license. However, there can be no assurance that the Company will be able to renew its most successful licenses, or obtain new licenses. Substantially all of the license agreements are for periods of one to four years and include guaranteed minimum royalty payments over the life of the agreements. Royalty expense is recorded based on sales for the period multiplied by the contractual royalty rate for the related licenses.

     Future guaranteed minimum royalty obligations by year-end and in the aggregate under license agreements consist of the following at July 31, 1997:

Year ended July 31:
     1998...............................  $  3,423,118
     1999...............................     2,553,811
     2000...............................       205,000
                                          ------------
Total minimum royalty payments..........  $  6,181,929
                                          ============

  LETTERS OF CREDIT

     The Company had commitments in the normal course of business, including outstanding irrevocable letters of credit and bankers' acceptances to certain banks approximating $9.6 million at July 31, 1997,

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. COMMITMENTS AND CONTINGENCIES (CONTINUED) relating primarily to the purchase of merchandise from various third-party overseas manufacturers. Liabilities under letters of credit are recorded when the Company is notified that merchandise has been shipped.

  LEGAL PROCEEDINGS

     The Company is from time to time subject to routine litigation incidental to its business. The Company's management believes that the results of pending legal proceedings will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

  YEAR 2000 COMPLIANCE

     The Company and its subsidiaries are taking actions to provide that their computer systems are capable of processing for the periods in the year 2000 and beyond. The costs associated with this are not expected to significantly affect operating cash flow, however there is no assurance that the Company's actions in this regard will be successful.

11.  ADVERTISING EXPENSES

     Advertising expenses consist primarily of costs incurred in the design, development, printing and shipping of Company catalogs, television advertisement costs and a limited number of advertisements in trade publications. The Company implemented a television campaign for the first time in fiscal 1997 in conjunction with the introduction of the "TALKIN' TOTS(TM)" and "TORNADO TAZ". In fiscal 1997, the Company expensed $1.3 million in television advertisement costs. The Company's total advertising expenses, including television advertisement costs, were $2.7 million, $688,000 and $519,000 during fiscal 1997, 1996 and 1995, respectively.

12.  INCOME TAX

     Income tax provision (benefit) is as follows:

                                                 YEAR ENDED JULY 31,
                                       ----------------------------------------
                                           1997          1996          1995
                                       ------------  ------------  ------------
Federal:
     Current provision...............  $    974,246  $  1,987,531  $    782,053
     Deferred provision (benefit)....       554,229       (74,913)     (100,007)
                                       ------------  ------------  ------------
          Total Federal..............     1,528,475     1,912,618       682,046
                                       ------------  ------------  ------------
State -- current.....................       255,102       323,007        79,613
                                       ------------  ------------  ------------
Foreign -- current...................       940,573       384,024       346,498
                                       ------------  ------------  ------------
     Net provision for income taxes..  $  2,724,150  $  2,619,649  $  1,108,157
                                       ============  ============  ============

     Reconciliations of the differences between income taxes computed at the Federal statutory tax rates and income tax provision are as follows:

                                                 YEAR ENDED JULY 31,
                                       ----------------------------------------
                                           1997          1996          1995
                                       ------------  ------------  ------------
Income taxes computed at Federal
  statutory rates....................  $  3,039,641  $  2,137,659  $    934,114
Foreign tax differentials............      (531,107)      172,097       105,653
Valuation allowance on capital loss
  carryover..........................       --            135,693       --
State tax provision..................       168,367       213,185        52,545
Other -- net.........................        47,249       (38,985)       15,845
                                       ------------  ------------  ------------
     Total provision.................  $  2,724,150  $  2,619,649  $  1,108,157
                                       ============  ============  ============

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12.  INCOME TAX (CONTINUED)

     The foreign tax differential at July 31, 1997 results primarily from a low effective tax rate on sales by the Hong Kong subsidiary, and from an investment tax credit in Spain related to the investment in the TLC operations in the U.K. The tax effects of the significant temporary differences that comprise the deferred tax assets and liabilities are as follows:

                                                  YEAR ENDED JULY 31,
                                        ----------------------------------------
                                            1997          1996          1995
                                        ------------  ------------  ------------
Assets:
  Current:
     Accounts receivable..............  $    707,422  $    406,011  $    218,984
     Capital loss carryover...........       135,693       135,693       --
     Other -- net.....................       324,971        86,514       123,112
     Valuation allowance..............      (135,693)     (135,693)      --
                                        ------------  ------------  ------------
          Gross deferred tax assets...     1,032,393       492,525       342,096
                                        ------------  ------------  ------------
Liabilities:
  Current -- LIFO inventory valuation.     1,528,824       715,984       853,381
  Non-current -- basis of property and
     equipment........................       660,918       379,661       166,748
                                        ------------  ------------  ------------
          Gross deferred tax
             liabilities..............     2,189,742     1,095,645     1,020,129
                                        ------------  ------------  ------------
          Net deferred tax
             liabilities..............  $  1,157,349  $    603,120  $    678,033
                                        ============  ============  ============

     The Company recorded a valuation allowance on the capital loss carryover as management is uncertain that the Company will be able to realize the benefit in future periods. Management believes it is more likely than not that the benefit of the remaining deferred tax assets will be realized, and thus has not recorded a valuation allowance on these amounts.

     Income taxes are not provided on undistributed earnings of foreign subsidiaries as those earnings are intended to be permanently reinvested in those operations. These earnings could become subject to additional tax upon distribution in the form of dividends or otherwise. It is not practicable to estimate the amount of additional U.S. tax that might be payable on the foreign earnings; however, any foreign income taxes previously paid would reduce U.S. income taxes payable.

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13.  SHAREHOLDERS' EQUITY

  STOCK OPTIONS

     The Company has a Non-Qualified Stock Option Plan and a 1994 Incentive Plan (the "Plans"). The Company has reserved 700,000 shares of its common stock for issuance upon exercise of options granted or to be granted under the Plans. These options generally vest six months from the date of the grant to four or five years. Under the Plans and at the discretion of the Board of Directors, awards may be granted to officers and employees of the Company in the form of incentive stock options and restricted stock. Stock options may be exercised at a purchase price determined by the Board of Directors, provided that the exercise price per share shall be an amount not less than 100% of the fair market value on the date the option is granted or 110% of fair market value for beneficial owners of 10% or more of the Company's outstanding shares. The maximum term for all Stock Options granted under the Plans is ten years (five years in the case of an incentive stock option granted to a shareholder who owns 10% or more of the Company's Common Stock.) In August 1997, the Board of Directors approved a resolution to increase the number of shares issuable under the Plans with an additional 600,000 shares of the Company's common stock. The resolution is subject to shareholder approval at the next Annual Meeting of Shareholders on December 11, 1997. In addition, 512,500 stock options were granted at the market price on the date of grant.

     In January 1997, the Company granted options to purchase 200,000 shares of the Company's common stock at $8.00 per share, in connection with an officer's employment agreement. These options vest in equal monthly amounts over a five-year period commencing February 1, 1997. The Company recognized $81,667 of compensation expense in fiscal 1997 and has recorded $618,333 in unearned compensation as of July 31, 1997 related to these options.

     Subject to shareholders' approval, the Company's Board of Directors voted that options granted to officers of the Company prior to December 1996 be re-priced to the fair market value on the date of repricing, which was $11.00, or 110% of fair market value for beneficial owners of 10% or more of the Company's outstanding shares of common stock. The number of shares re-priced was 159,000. The original exercise price of the shares ranged from $13.475 to $14.58. Such options shall vest as originally granted.

     The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock Based Compensation". Accordingly, no compensation cost has been recognized for the stock plan.

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13.  SHAREHOLDERS' EQUITY (CONTINUED)

     A summary of the status of the Company's stock options as of July 31, 1997 and 1996 and the changes during the year ended on those dates is presented below:

                                                       YEAR ENDED JULY 31,
                                        --------------------------------------------------
                                                 1997                       1996
                                        -----------------------    -----------------------
                                                       WEIGHTED                   WEIGHTED
                                        # SHARES OF    AVERAGE     # SHARES OF    AVERAGE
                                        UNDERLYING     EXERCISE    UNDERLYING     EXERCISE
                                          OPTIONS       PRICES       OPTIONS       PRICES
                                        -----------    --------    -----------    --------
Outstanding at beginning of the year.     614,000       $12.99       151,000       $13.48
Granted..............................     412,000         9.66       476,000        11.94
Exercised............................      20,200        12.57        --              N/A
Forfeited............................      49,300        11.28        13,000        13.48
Expired..............................       6,700        13.73        --              N/A
Outstanding at end of year...........     949,800        10.72       614,000        12.29
Exercisable at end of year...........     394,700        12.10       114,800        13.79

                                                 1997                       1996
                                                 ----                       ----
Weighted-average fair value of
  options granted at premium.........            $1.83                      $3.66
Weighted-average fair value of
  options granted at-the-money.......             3.62                       3.46
Weighted-average fair value of
  options granted at a discount......             5.81                        N/A
Weighted-average fair value of
  modifications to options...........             1.09                       0.35

     The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for all grants in 1997 and 1996: dividend yield of 0.00%; risk-free interest rate ranges from 5.39% to 6.67%; an expected life of options of 5 years for 10-year options and expected life of 2.5 years for 5-year options; and a volatility of 23.6% for all grants.

     During fiscal 1997 and 1996, 159,000 and 13,000 previously granted options were modified, respectively, to reduce the exercise price and, in some instances, accelerate vesting. The "Outstanding at end of year" number of shares underlying options in the table above and the table below reflects the modified terms of these options. The fair value of each modification of previously granted stock options is estimated on the date of the modification using the Black-Scholes option-pricing model to determine the amount of value added to each option at the time of modification. The weighted-average assumptions are the same as for the options granted during fiscal 1997 and 1996.

     Options as of July 31, 1997 are summarized below:

                                                       OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
                                     --------------------------------------------------------     ----------------------------
                                                      WEIGHTED AVERAGE                                             WEIGHTED
                RANGE OF               NUMBER             REMAINING          WEIGHTED AVERAGE       NUMBER         AVERAGE
            EXERCISE PRICES          OUTSTANDING      CONTRACTUAL LIFE        EXERCISE PRICE      EXERCISABLE   EXERCISE PRICE
         ----------------------      -----------     -------------------     ----------------     -----------   --------------
$9.49 to $13.00                        781,600               9.32                 $ 9.96            203,700         $10.35
$13.01 to $15.95                       168,200               8.02                  14.25            191,000          13.97
                                     -----------                                                  -----------
                                       949,800               9.09                  10.72            394,700          12.10
                                     ===========                                                  ===========

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13.  SHAREHOLDERS' EQUITY (CONTINUED)

  NON-EMPLOYEE STOCK OPTIONS

     In addition to the options described above, the Company granted 3,000 premium options with an exercise price of $13.48 to a non-employee during fiscal 1995, prior to the effective date of SFAS 123 for the Company. As of July 31, 1996, 1,200 were exercisable. As of July 31, 1997, 1,800 were exercisable and 3,000 were outstanding with a remaining contractual term of 7.73 years.

  PRO FORMA NET INCOME AND NET INCOME PER COMMON SHARE

     Had the compensation cost for the Company's Plans been determined on a basis consistent with SFAS 123, the Company's net income and net income per common share for 1997 and 1996 would approximate the pro forma amounts below:

                                           AS REPORTED    PRO FORMA    AS REPORTED    PRO FORMA
                                             7/31/97       7/31/97       7/31/96       7/31/96
                                           -----------    ---------    -----------    ---------
SFAS 123 charge.........................       --         $ 944,600        --         $ 408,579
APB 25 charge...........................    $  81,667        81,667        --            --
Net income..............................    6,215,972     5,353,039    $ 3,668,077    3,259,498
Net income per common share.............         1.25          1.08           0.76         0.67

     The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards granted prior to the 1996 fiscal year.

  WARRANTS

     In connection with the initial public offering in July 1995, the Company sold warrants to the underwriters for a nominal amount that allows for the purchase of up to 82,000 shares of the Company's Common Stock. The warrants are exercisable at $14.70 for a period of four years beginning July 20, 1996.

     In addition to the cash paid to the Sellers of Ace (see Note 4), the Company issued to the Sellers a warrant to purchase up to 35,000 common shares of the Company' s common stock at a price per share of $14.90. The warrant is exercisable for a period of five years beginning June 20, 1997. The estimated value of the warrant of $245,350 was recorded as an increase in goodwill, with an offsetting increase in additional paid-in capital.

  PREFERRED STOCK

     Pursuant to the Company's Articles of Incorporation, the Board is authorized to issue from time to time up to 10,000,000 shares of Preferred Stock, in one or more series, and the Board is authorized to fix the dividend rights, dividend rates, any conversion rights or right of exchange, any voting right, any rights and terms of redemption (including sinking fund provisions), the redemption rights or prices, the liquidation preferences and any other rights, preferences, privileges and restrictions of any series of Preferred Stock and the number of shares constituting such series and the designation thereof. There were no shares of Preferred Stock outstanding as of July 31, 1997.

14.  TRANSACTIONS WITH RELATED PARTIES

     The accompanying consolidated statements of operations include the following amounts related to construction services provided to the principal shareholder:

                                                 YEAR ENDED JULY 31,
                                          ----------------------------------
                                             1997        1996        1995
                                          ----------  ----------  ----------
Net sales...............................  $   --          --      $  162,119
Selling, general and administrative
  expenses..............................      --      $  106,650     140,973

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14.  TRANSACTIONS WITH RELATED PARTIES (CONTINUED)

     The principal shareholder leases seven land and building packages to a third party. The Company incurred costs of $700,000, $900,000 and $1.0 million in the years ended July 31, 1997, 1996 and 1995, respectively, for revenue sharing arrangements with the third party in connection with the Company's vending operations. The Company incurred costs of $101,000, $103,000 and $108,000 for revenue sharing arrangements in the years ended July 31, 1997, 1996 and 1995, respectively, in connection with its vending operations with an entity related to another shareholder that is also a director of the Company.

     One of the Company's directors is affiliated with an insurance company which provides health and property insurance to the Company. The Company paid the insurance company $956,000 for insurance premiums during fiscal 1997.

     During fiscal 1996, the Company's subsidiary in Spain subcontracted stuffing services to a company whose major shareholder is the Company's Executive Vice President of European Operations, and is that subsidiary's president. The Company was invoiced $392,000 for work performed in the year ended July 31, 1996. The Company requested the subsidiary's president, as an accommodation to the Company, concerning the Company's sale of Tuexa, to remain a shareholder of such company. As of October 8, 1996, the subsidiary's president sold his interest in Tuexa for a nominal amount, per prior agreement.

     Interest expense on notes payable to related parties approximated $257,800, $30,000 and $550,000 for the years ended July 31, 1997, 1996 and 1995, respectively. Fees incurred under guaranty agreements with the principal shareholder were $77,000 in the year ended July 31, 1997.

     On February 19, 1997, the Company's European subsidiary, Play By Play Europe, S.A., entered into an agreement with Banco Santander, S.A. Valencia to open a $2.0 million US dollar standby letter of credit which is collaterized by 35,000 shares of the Company's Chief Executive Officer's personal common stock investment in an unaffiliated company. No remuneration was paid by the Company to its Chief Executive Officer as consideration for this guarantee. The standby letter of credit will mature on October 31, 1997. The Company believes that it will be able to successfully renew this letter of credit on substantially similar terms.

15.  SUPPLEMENTAL CASH FLOW DISCLOSURES

     Supplemental cash flow information with respect to payments of interest and income taxes is as follows:

                                                 YEAR ENDED JULY 31,
                                       ----------------------------------------
                                           1997          1996          1995
                                       ------------  ------------  ------------
Interest paid........................  $  3,794,534  $    422,948  $  1,083,520
Income taxes paid....................       942,437     1,594,078       675,562

     The Company incurred capital lease obligations of $1.2 million, $966,979 and $164,827 in the years ended July 31, 1997, 1996 and 1995, respectively.

     In November 1996, the Company issued 40,000 shares of restricted common stock to the sellers of TLC in connection with the acquisition. The shares had a fair market value of $345,000 at the date of acquisition.

     The Company recorded $700,000 as deferred compensation related to the options to purchase 200,000 shares of common stock, which were granted to an officer in January 1997. At July 31, 1997, the unamortized balance was $618,333.

     During fiscal 1996 the Company retired all of the 24,600 shares of Treasury Stock outstanding by reducing additional paid-in capital by the $50,000 cost of those shares. The Company issued a note payable

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15. SUPPLEMENTAL CASH FLOW DISCLOSURES (CONTINUED) for $2,900,000 and warrants to purchase up to 35,000 shares of the Company's Common Stock to the Sellers of Ace to partially finance the Acquisition. The warrants were valued at $245,350 (see Note 4). The Company recorded a note receivable for 205,000,000 pesetas, or $1.6 million, from the buyers of the stock of Restaurants Universal (see Note 5).

16.  INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION

     The Company operates primarily in one industry segment, the sale of stuffed toys and novelty items, primarily to customers in the retail and amusement markets both domestically through its U.S. operations and in Europe through subsidiaries located in Spain and England. There were no material amounts of sales or transfers among geographic areas and no material amounts of U.S. export sales.

     Information by geographic location is as indicated below. The toys and novelties industry segment includes sales of toy products and vending operations for each of the periods presented.

                                           YEAR ENDED JULY 31,
                             ------------------------------------------------
                                  1997             1996             1995
                             ---------------  ---------------  --------------
Net sales:
     United States.........  $   116,294,714  $    65,096,521  $   41,313,956
     Europe................       21,091,543        9,100,780       6,416,554
                             ---------------  ---------------  --------------
                             $   137,386,257  $    74,197,301  $   47,730,510
                             ===============  ===============  ==============
Net operating income:
     United States.........  $     9,518,030  $     5,458,622  $    2,761,995
     Europe................        3,628,683        1,217,489       1,274,531
                             ---------------  ---------------  --------------
                             $    13,146,713  $     6,676,111  $    4,036,526
                             ===============  ===============  ==============
Identifiable assets:
     United States.........  $   103,838,251  $    92,957,657  $   36,046,163
     Europe................       22,067,323       11,964,203       9,210,074
                             ---------------  ---------------  --------------
                             $   125,905,574  $   104,921,860  $   45,256,237
                             ===============  ===============  ==============

17.  SUBSEQUENT EVENTS

     In September 1997, the Company signed an exclusive worldwide license agreement with Warner Bros. Consumer Products, a unit of Time Warner Entertainment Co. to design, manufacture and distribute Warner Bros.' Baby Looney Tunes lines.

     In August 1997, the Company's subsidiary in Spain signed two lines of credit in U.S. dollars for a term of one year. The Company's U.S. operations collateralized the lines of credit by depositing $3.0 million in an interest-bearing account.

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

18.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized operating results of the Company by quarter for fiscal years 1997 and 1996 are presented as follows (in thousands, except per share data):

                                                      1997
                                   ------------------------------------------
                                     FIRST     SECOND      THIRD     FOURTH
                                    QUARTER    QUARTER    QUARTER    QUARTER
                                   ---------  ---------  ---------  ---------
Net sales........................  $  39,891  $  22,039  $  28,001  $  47,455
Gross profit.....................     11,415      8,214     11,061     16,898
Operating income.................      3,479        677      2,592      6,399
Net income (loss)................      1,446       (166)     1,025      3,911
Net income (loss) per
  share -- primary...............       0.30      (0.03)      0.21       0.77
Net income (loss) per
  share -- fully diluted.........       0.30      (0.03)      0.21       0.73

                                                      1996
                                   ------------------------------------------
                                     FIRST     SECOND      THIRD     FOURTH
                                    QUARTER    QUARTER    QUARTER    QUARTER
                                   ---------  ---------  ---------  ---------
Net sales........................  $  23,439  $  12,023  $  14,302  $  24,433
Gross profit.....................      7,036      4,214      5,040      7,858
Operating income.................      2,562        901      1,594      1,619
Loss on disposal of
  discontinued operations........       --         --         (239)      --
Loss from discontinued
  operations.....................        (90)       (33)       (22)      --
Net income.......................      1,569        609        621        869
Net income per share.............       0.32       0.13       0.13       0.18

                       PLAY BY PLAY TOYS & NOVELTIES, INC.
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                        ADDITIONS
                                          BALANCE       CHARGED TO                     BALANCE
                                        AT BEGINNING    COSTS AND                       AT END
                                         OF PERIOD       EXPENSES     DEDUCTIONS*     OF PERIOD
                                        ------------    ----------    ------------   ------------
Allowances for doubtful accounts:
Year ended July 31, 1995.............    $   358,628    $  660,569      $ 72,731     $    946,466
Year ended July 31, 1996.............        946,466     1,163,346       488,209        1,621,603
Year ended July 31, 1997.............      1,621,603     2,024,847       432,797        3,213,653

------------

* Deductions relate to write-offs, which are net of recoveries of $24,406, $28,704, and $64,457 in 1997, 1996 and 1995, respectively.

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                         DESCRIPTION OF EXHIBITS

   2.1 Asset Purchase Agreement dated May 1, 1996, by and among Ace Novelty Acquisition Co., Inc. a Texas corporation ("Buyer"), Play By Play Toys & Novelties, Inc., a Texas corporation and the parent corporation of Buyer ("PBYP"), Ace Novelty Co., Inc., a Washington corporation ("ACE"), Specialty Manufacturing Ltd., a British Columbia, Canada corporation ("Specialty"), ACME Acquisition Corp., a Washington corporation ("ACME"), and Benjamin H. Mayers and Lois E. Mayers, husband and wife, Ronald S. Mayers, a married individual, Karen Gamoran, a married individual, and Beth Weisfield, a married individual (collectively, "Stockholders") (filed as Exhibit 2.1 to Form 8-K, Date of Event: May 1, 1996), incorporated herein by reference.

   2.2 Amendment No. 1 to Asset Purchase Agreement dated June 20, 1996 by, and among Buyer, PBYP, ACE, Specialty, ACME and Stockholders. (filed as
         Exhibit 2.2 to Form 8-K, Date of Event: May 1, 1996), incorporated herein by reference.

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

   4.5 Play By Play Toys & Novelties, Inc. Warrant to Purchase Common Stock (filed as Exhibit 4 to Form 8-K, Date of Event: May 1, 1996), incorporated herein by reference.

   10.1  Play By Play Toys & Novelties, Inc. 1994 Incentive Plan (filed as
         Exhibit 10.1 to the Registration Statement on Form S-1, File No. 33-92204), incorporated herein by reference.

   10.2 Credit Agreement dated June 20, 1996, by and among Play By Play Toys & Novelties, Inc., Ace Novelty Acquisition Co., Inc., Newco Novelty, Inc. and Chemical Bank, a New York banking corporation as agent for the lenders (filed as Exhibit 10.1 to Form 8-K, Date of Event: May 1,
         1996), incorporated herein by reference.

EXHIBIT
NUMBER                         DESCRIPTION OF EXHIBITS


   10.3 Promissory Note dated June 20, 1996, of Ace Novelty Acquisition Co., Inc. payable to the order of Ace Novelty Co., Inc. in the principal sum of $2,900,000 (filed as Exhibit 10.5 to Form 8-K, Date of Event: May 1,
         1996), incorporated herein by reference.

   10.4 Employment agreement dated November 4, 1996, between the Company and Raymond G. Braun, as amended by Amendment No.1 to Employment agreement dated August 29, 1997.

   10.5 Non-Qualified Stock Option agreement dated November 4, 1996, between the Company and Raymond G. Braun, as amended by Amendment No. 1 to Non-Qualified Stock Option agreement dated August 29, 1997.

   10.6 Employment agreement dated May 2, 1996, between the Company and Saul Gamoran, as amended by Amendment No. 1 dated May 16, 1996.

   10.7  Employment agreement dated June 20, 1997, between the Company and James
         A. Weisfield.

   10.8 Subordinated Convertible Debenture Agreements dated July 3, 1997, between the Company and each of Renaissance Capital Growth and Income Fund III, Inc., Renaissance U.S. Growth and Income Trust PLC and Banc One Capital Partners II, Ltd. (the "Convertible Lenders").

   10.9 Convertible Loan Agreement dated July 3, 1997, among the Company, the Convertible Lenders and Renaissance Capital Group, Inc.

   10.10 License Agreement dated March 22, 1994 by and between Warner Bros., a division of Time Warner Entertainment, L.P., and the Company (as successor by assignment to Ace Novelty, Inc.).

   10.11 License Agreement dated March 22, 1996 by and between Warner Bros., a division of Time Warner Entertainment, L.P., and the Company (as successor by assignment to Ace Novelty, Inc.).

   10.12 License Agreement dated September 10, 1997 by and between Warner Bros., a division of Time Warner Entertainment, L.P., and the Company (as successor by assignment to Ace Novelty, Inc.).

   11    Computation of Earnings Per Share.

   21    Subsidiaries of the Company.

   23.1  Consent of Coopers & Lybrand L.L.P.

   27    Financial Data Schedule