Form 10-Q
period 1997-10-31
PLAY BY PLAY TOYS & NOVELTIES INC
filed 1997-12-15
CIK 945276

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________

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

   The aggregate number of the Registrant's shares outstanding on December 10, 1997 was 7,220,100 shares of Common Stock, no par value.

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION                                             PAGE
                                                                           ----
 Item 1. Financial Statements:

         Consolidated Balance Sheets as of October 31, 1997 (unaudited)
           and July 31, 1997                                                 3

         Consolidated Statements of Income (unaudited) for the
           Three Months Ended October 31, 1997 and 1996                      4

         Consolidated Statements of Cash Flows (unaudited) for the
           Three Months Ended October 31, 1997 and 1996                      5

         Notes to Consolidated Financial Statements (unaudited)              6

 Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                         8



PART II.  OTHER INFORMATION

 Item 6. Exhibits and reports on Form 8-K                                   11

SIGNATURES                                                                  13

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                              AS OF
                                                               -----------------------------------
                                                               OCTOBER 31, 1997      JULY 31, 1997
                                                                 -------------       -------------
                                                                  (UNAUDITED)
Current assets:
     Cash and cash equivalents ............................      $   8,120,962       $   4,960,612
     Accounts and notes receivable, less allowance for
          doubtful accounts of $3,677,392 and $3,213,653 ..         40,811,420          37,728,254
     Inventories ..........................................         52,606,470          47,239,520
     Other current assets .................................          7,310,809           3,781,724
                                                                 -------------       -------------
          Total current assets ............................        108,849,661          93,710,110
Property and equipment, net ...............................         15,328,023          14,985,887
Goodwill, less accumulated amortization
     of $513,940 and $365,433 .............................         14,311,274          14,412,736
Other assets ..............................................          2,701,575           2,796,841
                                                                 -------------       -------------
          Total assets ....................................      $ 141,190,533       $ 125,905,574
                                                                 =============       =============

                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Bank overdraft .......................................      $   1,082,404       $     461,220
     Notes payable to banks and others ....................         19,259,564          22,607,721
     Current maturities of long-term debt .................          3,430,099           3,472,017
     Current obligations under capital leases .............            715,842             691,333
     Accounts payable, trade ..............................         32,673,617          22,340,182
     Other accrued liabilities ............................          9,801,466           5,831,652
     Income taxes payable .................................          3,296,768           2,437,432
     Deferred income tax payable ..........................               --               496,431
                                                                 -------------       -------------
          Total current liabilities .......................         70,259,760          58,337,988
                                                                 -------------       -------------
Long-term liabilities:
     Long-term debt, net of current maturities ............          6,705,590           7,320,233
     Convertible subordinated debentures ..................         15,000,000          15,000,000
     Obligations under capital leases .....................            858,754             917,506
     Deferred income tax payable ..........................            715,136             660,918
                                                                 -------------       -------------
          Total liabilities ...............................         93,539,240          82,236,645
                                                                 -------------       -------------
Commitments and contingencies

Shareholders' equity :
     Preferred stock - no par value; 10,000,000 shares
          authorized; no shares issued ....................               --                  --
     Common stock - no par value; 20,000,000 shares
          authorized; 4,904,100 and 4,901,300 shares issued              1,000               1,000
     Additional paid-in capital ...........................         35,079,544          35,006,539
     Deferred compensation ................................           (583,333)           (618,333)
     Cumulative foreign currency translation adjustments ..         (1,885,976)         (2,303,027)
     Retained earnings ....................................         15,040,058          11,582,750
                                                                 -------------       -------------
          Total shareholders' equity ......................         47,651,293          43,668,929
                                                                 -------------       -------------
          Total liabilities and shareholders' equity ......      $ 141,190,533       $ 125,905,574
                                                                 =============       =============

                    The accompany notes are an integral part
                   of the Consolidated Financial Statements.

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                  THREE MONTHS ENDED OCTOBER 31,
                                                 ------------------------------
                                                    1997               1996
                                                 ------------      ------------
Net sales ..................................     $ 58,417,556      $ 39,890,521
Cost of sales ..............................       37,879,530        28,475,871
                                                 ------------      ------------
     Gross profit ..........................       20,538,026        11,414,650
Selling, general and administrative expenses       14,033,055         7,936,036
                                                 ------------      ------------
     Operating income ......................        6,504,971         3,478,614
Interest expense ...........................       (1,298,330)       (1,151,209)
Interest income ............................           64,476            91,631
Other income (expense) .....................           47,818           (48,681)
                                                 ------------      ------------
     Income before income tax ..............        5,318,935         2,370,355
Income tax provision .......................       (1,861,627)         (924,438)
                                                 ------------      ------------
     Net income ............................     $  3,457,308      $  1,445,917
                                                 ============      ============
Income per share:
   Primary .................................     $       0.65      $       0.30
   Fully diluted ...........................     $       0.58      $       0.30

Weighted average shares outstanding:
   Primary .................................        5,347,652         4,841,100
   Fully diluted ...........................        6,299,698         4,841,100

                  The accompanying notes are an integral part
                   of the Consolidated Financial Statements.

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                        THREE MONTHS ENDED OCTOBER 31,
                                                                        -----------------------------
                                                                            1997             1996
                                                                        ------------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ......................................................     $  3,457,308      $ 1,445,917
  Adjustments to reconcile net income to
   net cash provided by (used in) operating activities:
     Depreciation and amortization ................................          596,579          441,956
     Provision for doubtful accounts receivable ...................        1,052,257          399,434
     Deferred income tax provision (benefit) ......................         (442,213)          52,767
     Amortization of deferred compensation ........................           35,000             --
     Change in operating assets and liabilities:
       Accounts and notes receivable ..............................       (4,135,423)      (2,527,191)
       Inventories ................................................       (5,366,950)       7,311,744
       Prepaids and other assets ..................................       (3,401,905)         730,777
       Accounts payable and accrued liabilities ...................       14,258,731       (2,050,713)
       Income taxes payable .......................................          859,336          854,281
                                                                        ------------      -----------
          Net cash provided by operating activities ...............        6,912,720        6,658,972
                                                                        ------------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment ..............................         (591,747)        (419,972)
  Payments for intangible assets ..................................          (37,010)         (13,981)
                                                                        ------------      -----------
          Net cash used in investing activities ...................         (628,757)        (433,953)
                                                                        ------------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowing (repayments) under Revolving Credit Agreement .....       (3,348,157)      (2,814,086)
  Proceeds from long-term debt ....................................             --            340,904
  Repayment of long-term debt .....................................         (710,854)        (604,743)
  Repayment of capital lease obligations ..........................         (175,842)        (129,799)
  Increase (decrease) in bank overdraft ...........................          621,184       (2,357,436)
  Proceeds from exercise of stock options .........................           73,005             --
                                                                        ------------      -----------
          Net cash used in financing activities ...................       (3,540,664)      (5,565,160)
                                                                        ------------      -----------
EFFECT OF FOREIGN CURRENCY EXCHANGE RATES .........................          417,051           10,723
                                                                        ------------      -----------
          Increase in cash and cash equivalents ...................        3,160,350          670,582
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ..................        4,960,612          531,040
                                                                        ------------      -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ........................     $  8,120,962      $ 1,201,622
                                                                        ============      ===========
Non-cash financing and investing activity - capital leases incurred     $    142,000      $   350,000
                                                                        ============      ===========

                  The accompanying notes are an integral part
                   of the Consolidated Financial Statements.

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   The accompanying unaudited consolidated financial statements and related disclosures have been prepared in accordance with generally accepted accounting principles applicable to interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the consolidated financial position and interim results of Play By Play Toys & Novelties, Inc. (the "Company") as of and for the periods presented have been included. Certain amounts in the financial statements for the prior period have been reclassified to conform with the current year presentation. Because the Company's business is seasonal, results for interim periods are not necessarily indicative of those which may be expected for a full year.

   The financial information included herein should be read in conjunction with the Company's consolidated financial statements and related notes in its Annual Report on Form 10-K for the fiscal year ended July 31, 1997, which is on file with the United States Securities and Exchange Commission.

   Earnings per share are computed using the weighted average number of common and common equivalent shares (when dilutive) outstanding during each period. Common equivalent shares include stock options, warrants and convertible debt. Earnings per share assuming full dilution is determined by dividing net income plus tax-effected convertible debt interest by the weighted average number of common shares outstanding during the year after giving effect for common stock equivalents arising from stock options, warrants and for convertible debt assumed converted to common stock.


2.  INVENTORIES

   Inventories are comprised of the following:

                                     OCTOBER 31, 1997   JULY 31, 1997
                                     ----------------   -------------
          Purchased for resale          $ 52,304,436    $ 46,898,557
          Operating supplies                 302,034         340,963
                                     ----------------   -------------
                    Total               $ 52,606,470    $ 47,239,520
                                    ================   =============

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

SUBSEQUENT EVENT

   On December 2, 1997, the Company sold 2,300,000 shares of its Common Stock in a follow-on public offering at a price of $16.00 per share. The total number of shares sold includes 300,000 related to the underwriters' over-allotment option, which was exercised in full. The net proceeds from the issuance and sale of Common Stock amounted to approximately $34 million after deducting underwriter discounts and other expenses. Portions of the net proceeds were used to repay indebtedness of approximately $21.4 million outstanding under the revolving line of credit under the Revolving Credit Term Loan with Letter of Credit Facility with a bank syndicated group led by The Chase Manhattan Bank. Approximately $13.0 million has been invested in short-term, interest bearing instruments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY, INCLUDING, WITHOUT LIMITATION, RELATIONSHIPS WITH LICENSORS, NEW PRODUCT INTRODUCTION, ABILITY TO MANAGE GROWTH, ABILITY TO SOURCE PRODUCTS, INTERNATIONAL TRADE RELATIONS AND MANAGEMENT OF QUARTER-TO-QUARTER RESULTS, AND OTHER RISKS DISCUSSED FROM TIME-TO-TIME IN THE COMPANY'S SEC REPORTS, INCLUDING THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED JULY 31, 1997 (SEE "RISK FACTORS" IN SUCH FORM 10-K). UPDATED INFORMATION WILL BE PERIODICALLY PROVIDED BY THE COMPANY AS REQUIRED BY THE SECURITIES EXCHANGE ACT OF 1934.


RESULTS OF OPERATIONS

   The following table sets forth the Company's results of operations as a percentage of net sales for the periods indicated below:

                                                            THREE MONTHS ENDED
                                                               OCTOBER 31,
                                                          ----------------------
                                                          1997            1996
                                                          ----            ----
                                                               (UNAUDITED)
Net sales ........................................        100.0%         100.0%
Cost of sales ....................................         64.8           71.4
                                                          -----          -----
Gross profit .....................................         35.2           28.6
Selling, general and administrative expenses .....         24.0           19.9
                                                          -----          -----
Operating income .................................         11.2            8.7
Interest expense .................................         (2.2)          (2.9)
Interest income ..................................          0.1            0.2
Other income (expense) ...........................          0.1           (0.1)
Net income .......................................          5.9%           3.6%
                                                          =====          =====

   NET SALES. Net sales for the fiscal quarter ended October 31, 1997 increased 46.4%, or $18.5 million, to $58.4 million from $39.9 million in the comparable period in fiscal 1997. The increase in net sales was primarily attributable to increased domestic retail growth of 125.9% and international retail growth of 123.9%. Domestic net toy sales for the first quarter of fiscal 1998 compared to the first quarter of fiscal 1997 increased 43.4%, or $15.3 million, to $50.6 million, and international toy sales increased 86.5%, or $3.2 million, to $7.0 million.

   Net sales of licensed products for the first quarter of fiscal 1998 increased 42.9%, or $9.6 million, to $32.0 million from $22.4 million in the comparable period of fiscal 1997. The increase in licensed product sales was primarily attributable to growth of sales of the Company's licensed products to both retail and amusement customers, and the Company's European operations, which accounted for $4.5 million of the Company's net sales of licensed products for the first quarter of fiscal 1998, a 68.6% increase from the comparable period of fiscal 1997. Within licensed products, sales of Looney Tunes' characters increased 187.9%, or $17.4 million, to $26.7 million for the first quarter of fiscal 1998 from $9.3 million in the comparable period of fiscal 1997. Net sales of the "TORNADO TAZ(TM)" accounted for $7.7 million, or 13.3%, of the Company's net toy sales for the first quarter of fiscal 1998. Net sales of PLAY-FACES(R) decreased 58.6%, or $4.7 million, to $3.3 million, from $8.0 million in the comparable period of fiscal 1997. Net sales of non-licensed products for the first quarter of fiscal 1998 increased 54.0%, or $9.0 million, to $25.6 million from $16.6 million in the comparable period of fiscal 1997. Net sales of non-licensed stuffed toys increased

30.8%, or $4.5 million, to $19.0 million from $14.5 million in the comparable period in fiscal 1997. The Company began selling "TALKIN' TOTS(TM)" during the fourth quarter of fiscal 1997. Net sales of the "TALKIN' TOTS(TM)" accounted for $5.5 million, or 9.6%, of the Company's net toy sales for the first quarter of fiscal 1998.

   Net toy sales to retail customers for the first quarter of fiscal 1998 and fiscal 1997 accounted for 43.9%, or $25.6 million, and 28.5%, or $11.4 million, respectively, of the Company's net sales. The 125.7%, or $14.3 million, increase in sales to retail customers from the first quarter of fiscal 1997 to the first quarter of fiscal 1998 is primarily attributable to the sales of the newly introduced "TALKIN' TOTS(TM)" and the "TORNADO TAZ(TM)" for the holiday season which was partially offset by a decrease in sales of PLAY-FACES(R).

   Net toy sales to amusement customers for the first quarter of fiscal 1998 and fiscal 1997 accounted for 54.8%, or $32.0 million, and 69.5%, or $27.7 million, respectively, of the Company's net sales. The 15.6%, or $4.3 million, increase in dollar volume is primarily attributable the strong European market, which accounted for $4.3 million, a 68.2% increase from the comparable period in fiscal 1997.

   GROSS PROFIT. Gross profit increased 79.9% to $20.5 million for the first quarter of fiscal 1998 from $11.4 million in the comparable period in fiscal 1997, due to the overall increase in the Company's net sales. Gross profit as a percentage of net sales increased 6.6% from 28.6% for the first quarter of fiscal 1997 to 35.2% for the comparable period in fiscal 1998. This increase was principally a result of increased European sales, which carry a higher profit margin, and from higher domestic retail margins from the television promoted items.

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased approximately 76.8% to $14.0 million for the first quarter of fiscal 1998 from $7.9 million in the comparable period in fiscal 1997. This increase is primarily attributable to increased selling expenses of $6.1 million such as, television advertisement costs of $3.9 million, increased payroll related costs of $1.1 million, professional and consulting fees, product development expenses and bad debt expense associated with increased sales volume. As a percentage of net sales, the selling, general and administrative expenses increased to 24.0% for the first quarter of fiscal 1998 from 19.9% in the comparable period in fiscal 1997.

   INTEREST EXPENSE AND OTHER INCOME. Interest expense increased 12.8% or approximately $147,000, to $1.3 million for the first quarter of fiscal 1998 from $1.1 million in the comparable period in fiscal 1997 primarily due to the convertible debt interest expense of $300,000 offset by a decrease in the interest expense for the revolving loans under the Credit Facility.

   INCOME TAX EXPENSE. Income tax expense for the first quarter of fiscal 1998 reflects an effective tax rate of 35.0%, compared to 39.0% for the first quarter of fiscal 1997. The decrease is attributable primarily to lower tax rates on international earnings.

LIQUIDITY AND CAPITAL RESOURCES

   At October 31, 1997, the Company's working capital was $38.6 million compared to $25.1 million at October 31, 1996. This increase was primarily attributable to the increase in net sales.

   The Company satisfies its capital requirements and seasonal liquidity shortfalls with cash flow primarily from borrowings and secondarily from operations. The Company's primary capital needs have consisted of funding for acquisitions, acquisitions of inventory, customer receivables, letters of credit, licenses and international expansion.

   The Company's operating activities provided net cash of $6.9 million in the first quarter of fiscal 1998 and $6.7 million in the comparable period of fiscal 1997. The cash flow from operations for fiscal 1998 was primarily affected by net income, changes in accounts receivable, prepaids, inventory and accounts payable.

   Net cash used in investing activities during the first quarter of fiscal 1998 was $600,000 compared to net cash used in investing activities for the comparable period of fiscal 1997 of $400,000. In the first quarter of fiscal 1998 and 1997, net cash used in investing activities consisted principally of the purchase of property and equipment of $592,000 and $420,000, respectively.

   Net cash used in financing activities during the first quarter of fiscal 1998 and 1997 was $3.5 million and $5.6 million, respectively. During the first quarter of fiscal 1998, $39.9 million was used in repayment of notes payable on the revolving line of credit under the Company's Credit Facility was offset by draw-down of $36.6 million. In the first quarter of fiscal 1997, cash used in repayment of notes payable on the revolving loan of $31.6 million was partially offset by draw-down of approximately $28.8 million.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 3.1 Amended Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 33-92204) incorporated herein by reference).

 3.2 Amended and Restated Bylaws of the Company (filed as Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 33-92204) incorporated herein by reference).

 4.1 Specimen of Common Stock Certificate (filed as Exhibit 4.1 to the Registration Statement on Form S-1 (File No. 33-92204) incorporated herein by reference).

 4.2 Form of Warrant Agreement and Form of Warrant (filed as Exhibit 4.2 to the Registration Statement on Form S-1 (File No. 33-92204) incorporated herein by reference).

 4.3 Form of Play By Play Toys & Novelties, Inc. Grant of Incentive Stock Option (filed as Exhibit 4.3 to the Registration Statement on Form S-1 (File No. 33-92204) incorporated herein by reference).

 4.4 Form of Play By Play Toys & Novelties, Inc. Non-qualified Stock Option Agreement (filed as Exhibit 4.4 to the Registration Statement on Form S-1 (File No. 33-92204), incorporated herein by reference).

 4.5 Warrant to Purchase Common Stock issued by the Registrant to Ace Novelty Co., Inc. (filed as Exhibit 4 to Form 8-K (Date of Event: May 1, 1996), incorporated herein by reference).

10.1     Play By Play Toys & Novelties, Inc. 1994 Incentive Plan (filed as
         Exhibit 10.1 to the Registration Statement on Form S-1 (File No. 33-92204) incorporated herein by reference).

10.2 Credit Agreement dated June 20, 1996, among the Registrant, Ace Novelty Acquisition Co., Inc., Newco Novelty, Inc. and Chemical Bank, as agent for the lenders (filed as Exhibit 10.1 to Form 8-K (Date of Event: May 1, 1996) incorporated herein by reference).

10.3 Promissory Note dated June 20, 1996, of Ace Novelty Acquisition Co., Inc. payable to the order of Ace Novelty Co., Inc. in the principal sum of $2,900,000 (filed as Exhibit 2.1 to Form 8-K (Date of Event: May 1,
         1996) incorporated herein by reference).

10.4 Employment agreement dated November 4, 1996, between the Registrant and Raymond G. Braun, as amended by Amendment No.1 to Employment agreement dated August 29, 1997 (filed as Exhibit 10.4 to Form 10-K for the year ended July 31, 1997, and incorporated herein by reference).

10.5 Non-Qualified Stock Option agreement dated November 4, 1996, between the Registrant and Raymond G. Braun, as amended by Amendment No. 1 dated August 29, 1997 (filed as Exhibit 10.5 to Form 10-K for the year ended July 31, 1997, and incorporated herein by reference).

10.6 Employment agreement dated May 2, 1996, between the Registrant and Saul Gamoran, as amended by Amendment No. 1 dated May 16, 1996 (filed as
         Exhibit 10.6 to Form 10-K for the year ended July 31, 1997, and incorporated herein by reference).

10.7 Employment agreement dated June 20, 1997, between the Registrant and James A. Weisfield (filed as Exhibit 10.7 to Form 10-K for the year ended July 31, 1997, and incorporated herein by reference).

10.8 Subordinated Convertible Debenture Agreements dated July 3, 1997, between the Registrant and each of Renaissance Capital Growth and Income Fund III, Inc., Renaissance U.S. Growth and Income Trust PLC and Banc One Capital Partners II, Ltd. (the "Convertible Lenders") (filed as Exhibit 10.8 to Form 10-K for the year ended July 31, 1997, and incorporated herein by reference).

10.9 Convertible Loan Agreement dated July 3, 1997, among the Registrant, the Convertible Lenders and Renaissance Capital Group, Inc (filed as
         Exhibit 10.9 to Form 10-K for the year ended July 31, 1997, and incorporated herein by reference).

10.10 License Agreement dated March 22, 1994 by and between Warner Bros., a division of Time Warner Entertainment, L.P., and the Registrant (as successor by assignment to Ace Novelty, Inc.) (filed as Exhibit 10.10 to Form 10-K for the year ended July 31, 1997, and incorporated herein by reference).

10.11 License Agreement dated March 22, 1996 by and between Warner Bros., a division of Time Warner Entertainment, L.P., and the Registrant (as successor by assignment to Ace Novelty, Inc.) (filed as Exhibit 10.11 to Form 10-K for the year ended July 31, 1997, and incorporated herein by reference).

10.12 License Agreement dated September 10, 1997 by and between Warner Bros., a division of Time Warner Entertainment, L.P., and the Registrant (as successor by assignment to Ace Novelty, Inc.) (filed as Exhibit 10.12 to Form 10-K for the year ended July 31, 1997, and incorporated herein by reference).

11.0     Computation of Income per Common and Common Equivalent Share

27.0     Financial Data Schedule (EDGAR filing only)


(b) Reports on Form 8-K
         None

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 15th day of December 1997.

                                   PLAY BY PLAY TOYS & NOVELTIES, INC.

                                   By:  /s/ RAYMOND G. BRAUN
                                            Raymond G. Braun
                                            CHIEF FINANCIAL OFFICER,
                                            TREASURER AND DIRECTOR