Form 10-Q
period 1998-01-31
PLAY BY PLAY TOYS & NOVELTIES INC
filed 1998-03-17
CIK 945276

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1998


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

   The aggregate number of the Registrant's shares outstanding on March 12, 1998 was 7,253,800 shares of Common Stock, no par value.

                   PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS


 PART I.  FINANCIAL INFORMATION                                             PAGE

  Item 1.  Financial Statements:

        Consolidated Balance Sheets as of January 31, 1998 (unaudited)
          and July 31, 1997 ...............................................    3

        Consolidated Statements of Income (unaudited) for the
          Three Months and Six Months Ended January 31, 1998 and 1997 .....    4

        Consolidated Statements of Cash Flows (unaudited) for the
          Six Months Ended January 31, 1998 and 1997 ......................    5

        Notes to Consolidated Financial Statements (unaudited) ............    6

  Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations ....................................   10



PART II.  OTHER INFORMATION

  Item 4.  Submission of Matters to a Vote of Security Holders ............   15

  Item 6.  Exhibits and Reports on Form 8K ................................   16

SIGNATURES ................................................................   18

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                       ASSETS

                                                                            AS OF
                                                               ------------------------------
                                                              JANUARY 31, 1998  JULY 31, 1997
                                                               -------------    -------------
 CURRENT ASSETS:                                                (UNAUDITED)
      Cash and cash equivalents ............................   $   4,108,110    $   4,960,612
      Accounts and notes receivable, less allowance for
           doubtful accounts of $3,647,556 and $3,213,653 ..      28,028,788       37,728,254
      Inventories ..........................................      66,522,142       47,239,520
      Other current assets .................................       7,321,688        3,781,724
                                                               -------------    -------------
           Total current assets ............................     105,980,728       93,710,110
 Property and equipment, net ...............................      15,929,385       14,985,887
 Goodwill, less accumulated amortization
      of $608,203 and $365,433 .............................      14,169,517       14,412,736
 Other assets ..............................................       2,714,117        2,796,841
                                                               -------------    -------------
           Total assets ....................................   $ 138,793,747    $ 125,905,574
                                                               =============    =============
                        LIABILITIES AND SHAREHOLDERS' EQUITY
 CURRENT LIABILITIES:
      Bank overdraft .......................................   $   4,099,237    $     461,220
      Notes payable to banks and others ....................       1,323,400       22,607,721
      Current maturities of long-term debt .................       3,441,253        3,472,017
      Current obligations under capital leases .............       1,088,385          691,333
      Accounts payable, trade ..............................      19,442,174       22,340,182
      Other accrued liabilities ............................       2,764,949        5,831,652
      Income taxes payable .................................       2,112,615        2,437,432
      Deferred income tax payable ..........................         430,275          496,431
                                                               -------------    -------------
           Total current liabilities .......................      34,702,288       58,337,988
                                                               -------------    -------------
 Long-term liabilities:
      Long-term debt, net of current maturities ............       6,069,018        7,320,233
      Convertible subordinated debentures ..................      15,000,000       15,000,000
      Obligations under capital leases .....................       1,006,307          917,506
      Deferred income tax payable ..........................         572,843          660,918
                                                               -------------    -------------
           Total liabilities ...............................      57,350,456       82,236,645
                                                               -------------    -------------
 Commitments and contingencies

 SHAREHOLDERS' EQUITY:
      Preferred stock - no par value; 10,000,000 shares
           authorized; no shares issued ....................            --               --
      Common stock - no par value; 20,000,000 shares
           authorized;  7,249,400 and 4,901,300 shares issued          1,000            1,000
      Additional paid-in capital ...........................      69,758,380       35,006,539
      Deferred compensation ................................        (548,333)        (618,333)
      Cumulative foreign currency translation adjustments ..      (2,848,849)      (2,303,027)
      Retained earnings ....................................      15,081,093       11,582,750
                                                               -------------    -------------
           Total shareholders' equity ......................      81,443,291       43,668,929
                                                               -------------    -------------
           Total liabilities & shareholders' equity ........   $ 138,793,747    $ 125,905,574
                                                               =============    =============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                   THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                                       JANUARY 31,                            JANUARY 31,
                                                         -------------------------------------- ------------------------------------
                                                                1998               1997                1998                1997
                                                         ------------------ ------------------- ------------------- ----------------
Net sales ..........................................       $ 30,866,868        $ 22,039,390        $ 89,284,424        $ 61,929,911
Cost of sales ......................................         20,030,085          13,825,327          57,909,615          42,301,198
                                                           ------------        ------------        ------------        ------------
     GROSS PROFIT ..................................         10,836,783           8,214,063          31,374,809          19,628,713
Selling, general and administrative
  expenses .........................................          9,924,853           7,536,477          23,957,908          15,472,513
                                                           ------------        ------------        ------------        ------------
     OPERATING INCOME ..............................            911,930             677,586           7,416,901           4,156,200
Interest expense ...................................         (1,153,544)         (1,016,746)         (2,451,874)         (2,104,217)
Interest income ....................................            199,673              57,600             264,149              49,282
Other income (expense) .............................            105,434             (27,676)            153,252             (40,146)
                                                           ------------        ------------        ------------        ------------
     Income (loss) before income tax ...............             63,493            (309,236)          5,382,428           2,061,119
Income tax benefit (provision) .....................            (22,459)            143,710          (1,884,085)           (780,728)
                                                           ------------        ------------        ------------        ------------
     NET INCOME (LOSS) .............................       $     41,034        $   (165,526)       $  3,498,343        $  1,280,391
                                                           ============        ============        ============        ============
INCOME (LOSS) PER SHARE:
  Basic ............................................       $       0.01        $      (0.03)       $       0.62        $       0.26
                                                           ------------        ------------        ------------        ------------
  Diluted: .........................................       $       0.01        $      (0.03)       $       0.55        $       0.26
                                                           ------------        ------------        ------------        ------------
WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic ............................................          6,439,982           4,879,781           5,667,337           4,860,335
                                                           ------------        ------------        ------------        ------------
  Diluted ..........................................          6,843,023           4,879,781           7,045,516           4,867,083
                                                           ------------        ------------        ------------        ------------

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                 PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (UNAUDITED)

                                                                            SIX MONTHS ENDED JANUARY 31,
                                                                            ---------------------------
                                                                                1998           1997
                                                                            ------------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ............................................................   $  3,498,343    $ 1,280,391
  Adjustments to reconcile net income to
   net cash provided by (used in) operating activities:
     Depreciation and amortization ......................................      1,128,091      1,011,323
     Provision for doubtful accounts receivable .........................      1,279,299        568,156
     Deferred income tax provision (benefit) ............................       (154,231)       328,434
     Stock distributed as compensation ..................................         70,000         38,750
     Gain on sale of property and equipment .............................           --           (9,923)
     Change in operating assets and liabilities (net of TLC acquisition):
       Accounts and notes receivable ....................................      8,420,167      7,994,111
       Inventories ......................................................    (19,282,622)     5,070,986
       Prepaids and other assets ........................................     (3,423,175)      (291,618)
       Accounts payable and accrued liabilities .........................     (5,966,829)    (5,883,364)
       Income taxes payable .............................................       (324,817)      (461,852)
                                                                            ------------    -----------
          Net cash provided by (used in) operating
           activities ...................................................    (14,755,774)     9,645,394
                                                                            ------------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment ....................................       (894,763)      (512,992)
  Investment in TLC, net of cash ........................................           --          124,083
  Payments for intangible assets ........................................        (37,010)       (13,981)
                                                                            ------------    -----------
          Net cash used in investing activities .........................       (931,773)      (402,890)
                                                                            ------------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (repayments) under Revolving Credit Agreement ..........    (21,284,321)    (4,988,994)
  Proceeds from public offering .........................................     34,192,088           --
  Repayment of long-term debt ...........................................     (1,336,272)    (2,221,975)
  Repayment of capital lease obligations ................................       (388,398)      (339,103)
  Increase (decrease) in bank overdraft .................................      3,638,017     (1,076,908)
  Proceeds from exercise of stock options ...............................        559,753           --
                                                                            ------------    -----------
          Net cash provided by (used in) financing activities ...........     15,380,867     (8,626,980)
                                                                            ------------    -----------
EFFECT OF FOREIGN CURRENCY EXCHANGE RATES ...............................       (545,822)      (779,765)
                                                                            ------------    -----------
Decrease in cash and cash equivalents ...................................       (852,502)      (164,241)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ........................      4,960,612        531,040
                                                                            ------------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ..............................   $  4,108,110    $   366,799
                                                                            ============    ===========
Non-cash financing and investing-activity: capital leases incurred ......   $    847,251    $   572,775
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

2.  INVENTORIES

      Inventories are comprised of the following:

                                        JANUARY 31, 1998     JULY 31, 1997
                                        ----------------     -------------
Purchased for resale .............        $66,147,881         $46,898,557
Operating supplies ...............            374,261             340,963
                                          -----------         -----------
          Total ..................        $66,522,142         $47,239,520
                                          ===========         ===========

3.  PUBLIC OFFERING

      On December 2, 1997, the Company sold 2,300,000 shares of its common stock in a follow-on public offering at a price of $16.00 per share. The total number of shares sold includes 300,000 related to the underwriters' over-allotment option, which was exercised in full. The net proceeds from the issuance and sale of common stock amounted to approximately $34 million after deducting underwriters' discounts and other expenses. A portion of the net proceeds was used to repay indebtedness of approximately $21.3 million outstanding under the Revolving Credit Term Loan with Letter of Credit Facility (the "Credit Facility"). Approximately $11.2 million was used to fund the Company's operations and the remaining balance of approximately $1.5 million has been invested in short-term, interest bearing instruments.

4.  SHAREHOLDERS' EQUITY

Changes in shareholders' equity consist of the following:

                                                                                          CUMULATIVE
                                                                                            FOREIGN
                                             COMMON STOCK       ADDITIONAL                 CURRENCY                       TOTAL
                                        --------------------     PAID-IN      DEFERRED    TRANSLATION      RETAINED    SHAREHOLDERS'
                                          SHARES     AMOUNT      CAPITAL    COMPENSATION  ADJUSTMENTS      EARNINGS       EQUITY
                                        ---------   --------   -----------   ---------    -----------    -----------   ------------
BALANCE, AUGUST 1, 1997 .............   4,901,300   $  1,000   $35,006,539   $(618,333)   $(2,303,027)   $11,582,750   $ 43,668,929
Net income ..........................                                                                      3,498,343      3,498,343
Foreign currency translation
   adjustments ......................                                                        (545,822)                     (545,822)
Exercise of stock options ...........      48,100                  559,753                                                  559,753
Amortization of deferred
  compensation ......................                                           70,000                                       70,000
Stock issued in secondary
  public offering ...................   2,300,000               34,192,088                                               34,192,088
                                        ---------   --------   -----------   ---------    -----------    -----------   ------------
BALANCE, JANUARY 31, 1998 ...........   7,249,400   $  1,000   $69,758,380   $(548,333)   $(2,848,849)   $15,081,093   $ 81,443,291
                                        =========   ========   ===========   =========    ===========    ===========   ============

5.  EARNINGS PER SHARE

Effective for periods ended January 31, 1998, the Company implemented Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", which establishes standards for computing and presenting earnings per share ("EPS") for entities with publicly held common stock. SFAS No. 128 simplifies the standards for computing EPS previously found in Accounting Principles Board Opinion No. 15, "Earnings Per Share", and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS, which excludes dilution. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. Basic earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share differs from basic earnings per share due to the assumed conversions of dilutive options, warrants and convertible debt that were outstanding during the period. EPS for periods ended on or prior to January 31, 1997 have been restated to conform with the requirements of SFAS No. 128.

                                                                          THREE MONTHS ENDED JANUARY 31,
                                               ---------------------------------------------------------------------------------
                                                                  1998                                       1997
                                               ------------------------------------      ---------------------------------------
                                                                 COMMON        PER                           COMMON        PER
                                                 INCOME          SHARES       SHARE        (LOSS)            SHARES       SHARE
                                               ----------      ---------      -----      -----------       ---------      ------
BASIC EPS:
As reported ...............................    $   41,034      6,439,982      $0.01      $  (165,526)      4,879,781      $(0.03)

EFFECT OF DILUTIVE SECURITIES:
Options ...................................                      374,180
Warrants ..................................                       28,861
                                               ----------      ---------      -----      -----------       ---------      ------
DILUTED EPS: ..............................    $   41,034      6,843,023      $0.01      $  (165,526)      4,879,781      $(0.03)
                                               ==========      =========      =====      ===========       =========      ======
                                                                       SIX MONTHS ENDED JANUARY 31,
                                               ---------------------------------------------------------------------------------
                                                                  1998                                       1997
                                               ------------------------------------      ---------------------------------------
                                                                 COMMON        PER                           COMMON        PER
                                                 INCOME          SHARES       SHARE        (LOSS)            SHARES       SHARE
                                               ----------      ---------      -----      -----------       ---------      ------
BASIC EPS:
As reported ...............................    $3,498,343      5,667,337      $0.62      $ 1,280,391       4,860,335      $0.26

EFFECT OF DILUTIVE SECURITIES:
Options ...................................                      409,222                                       6,748
Warrants ..................................                       31,457
8% Convertible Debentures .................       393,205        937,500
                                               ----------      ---------      -----      -----------       ---------      ------
DILUTED EPS: ..............................    $3,891,548      7,045,516      $0.55      $ 1,280,391       4,867,083      $ 0.26
                                               ==========      =========      =====      ===========       =========      ======

      The 937,500 shares issuable upon conversion of the 8% convertible debentures were not included in the calculation of diluted EPS for the quarter ended January 31, 1998 because the effect of adding the shares and the related interest would have been anti-dilutive.

5.  LICENSE AGREEMENTS

      Effective January 1, 1998, the Company entered into license agreements with Warner Bros. to design, manufacturer and distribute Looney Tunes products in Latin America, Europe, the Middle East, and Africa. The license agreements require minimum guaranteed royalty amounts, plus a commitment to spend certain amounts on advertising for the products. In connection with a license agreement signed in September 1997, the Company issued 100,000 warrants for the purchase of common stock to Warner Bros. in January 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ARE FORWARD LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY, INCLUDING, WITHOUT LIMITATION, RELATIONSHIPS WITH LICENSORS, NEW PRODUCT INTRODUCTION, ABILITY TO MANAGE GROWTH, ABILITY TO SOURCE PRODUCTS, INTERNATIONAL TRADE RELATIONS AND MANAGEMENT OF QUARTER TO QUARTER RESULTS, AND OTHER RISKS DETAILED FROM TIME TO TIME IN THE COMPANY'S SEC REPORTS, INCLUDING THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED JULY 31, 1997 (SEE "RISK FACTORS" IN SUCH FORM 10-K). UPDATED INFORMATION WILL BE PERIODICALLY PROVIDED BY THE COMPANY AS REQUIRED BY THE SECURITIES EXCHANGE ACT OF 1934.

RESULTS OF OPERATIONS

      The following unaudited table sets forth the Company's results of operations as a percentage of net sales for the periods indicated below:

                                      THREE MONTHS ENDED    SIX MONTHS ENDED
                                      ------------------    ----------------
                                          JANUARY 31,          JANUARY 31,
                                       ----------------     ----------------
                                        1998      1997       1998      1997
                                       ------    ------     ------    ------
Net sales ..........................    100.0 %   100.0 %    100.0 %   100.0 %
Cost of sales ......................     64.9      62.7       64.9      68.3
                                       ------    ------     ------    ------
Gross profit .......................     35.1      37.3       35.1      31.7
Selling, general and
  administrative expenses ..........     32.1      34.2       26.8      25.0
                                       ------    ------     ------    ------
Operating income ...................      3.0       3.1        8.3       6.7
Interest expense ...................     (3.7)     (4.6)      (2.7)     (3.4)
Interest income ....................      0.6       0.3        0.3       0.1
Other income (expense) .............      0.3      (0.1)       0.2      (0.1)
Net income (loss) ..................      0.1 %    (0.8)%      3.9 %     2.1 %
                                       ======    ======     ======    ======

THREE MONTHS ENDED JANUARY 31, 1998 AND 1997

      NET SALES. Net sales for the fiscal quarter ended January 31, 1998 increased 40.1%, or $8.8 million, to $30.8 million from $22.0 million in the comparable period in fiscal 1997. The increase in net sales was primarily attributable to increased domestic and international amusement net sales growth of 39.4% and 78.6%, respectively, over the comparable period in fiscal 1997. Domestic net toy sales for the second quarter of fiscal 1998 compared to the comparable period of fiscal 1997 increased 35.8%, or $6.1 million, to $23.3 million, and international net toy sales increased 66.1%, or $2.7 million, to $6.8 million.

      Net sales of licensed products for the second quarter of fiscal 1998 increased 51.9%, or $5.7 million, to $16.6 million from $10.9 million in the comparable period of fiscal 1997. The increase in licensed product sales was primarily attributable to growth of sales of the Company's licensed products to amusement customers, and the Company's European operations, which accounted for $3.8 million of the Company's net sales of licensed products for the second quarter of fiscal 1998, a 55.3% increase from the comparable period of fiscal 1997. Within licensed products, sales of Looney Tunes' characters increased 109.9%, or $6.0 million, to $11.6 million for the second quarter of fiscal 1998 from $5.5 million in the comparable period of fiscal 1997. Net sales of the "TORNADO TAZ(TM)" accounted for $500,000, or 1.6%, of the Company's net toy sales for the second quarter of fiscal 1998. Net sales of PLAY-FACES(R) decreased 25.3%, or $700,000, to $2.1 million, from $2.8 million in the comparable period of fiscal 1997. Net sales of non-licensed products for the second quarter of fiscal 1998 increased 30.9%, or $3.2 million, to $13.5 million from $10.3 million in the comparable period of fiscal 1997. The increase is primarily attributable to sales of "TALKIN' TOTS(TM)" of $3.9 million, increased sales of novelty items of $1.7 million, offset by a decrease in sales of non-license stuffed toys of $2.3 million.

      Net toy sales to retail customers for the second quarter of fiscal 1998 and fiscal 1997 accounted for 32.9%, or $10.2 million, and 34.0%, or $7.5 million, respectively, of the Company's net sales. The 35.4%, or $2.7 million increase in sales to retail customers from the second quarter of fiscal 1997 to the second quarter of fiscal 1998 is primarily attributable to sales of "TALKIN' TOTS(TM)" and "TORNADO TAZ(TM)" partially offset by a decrease in sales of licensed plush toys and PLAY-FACES(R).

      Net toy sales to amusement customers for the second quarter of fiscal 1998 and fiscal 1997 accounted for 64.8%, or $19.9 million, and 62.5%, or $13.7 million, respectively, of the Company's net sales. The 45.1%, or $6.2 million, increase in dollar volume is primarily attributable to the strong increase in sales of licensed plush toys to amusement customers of $10.4 million, a 197.1% increase from the comparable period of fiscal 1997, partially, offset by a decrease in sales of non-licensed plush toys of $2.4 million.

      GROSS PROFIT. Gross profit increased 31.9% to $10.8 million for the second quarter of fiscal 1998 from $8.2 million in the comparable period of fiscal 1997, due to the overall increase in the Company's net sales. Gross profit as a percentage of net sales decreased to 35.1% for the second quarter of fiscal 1998 from 37.3% in the comparable period in fiscal 1997. The decrease is principally a result of the Company's increased sales to distributors in certain international markets which typically carry lower profit margins and lower operating costs.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased approximately 31.7% to $9.9 million for the second quarter of fiscal 1998 from $7.5 million in the comparable period in fiscal 1997. This increase is primarily attributable to the increase in the Company's net sales as well as the growth of the Company's infrastructure and increased expenses related to the expansion of the Company's facilities in Hong Kong and Spain. As a percentage of net sales, selling, general and administrative expenses decreased to 32.2% for the second quarter of fiscal 1998 from 34.2% in the comparable period of fiscal 1997.

      INTEREST EXPENSE AND OTHER INCOME. Interest expense increased 13.5% or approximately $137,000, to $1.1 million for the second quarter of fiscal 1998 from $1.0 million in the comparable period in fiscal 1997 primarily due to convertible subordinated debentures interest expense of $302,000, offset by a decrease in interest expense on the revolving loans under the Credit Facility.

      INCOME TAX EXPENSE. Income tax expense for the second quarter of fiscal 1998 reflects an effective tax rate of approximately 35%, compared to a tax benefit in the prior year due to a net loss in the second quarter of fiscal 1997.

SIX MONTHS ENDED JANUARY 31, 1998 AND 1997

      NET SALES. Net sales for the six months ended January 31, 1998 increased 44.2%, or $27.4 million, to $89.3 million from $61.9 million in the comparable period of fiscal 1997. The increase in net sales was primarily attributable to increased domestic and international retail growth of 83.1% and 79.6%, respectively. Domestic net toy sales for the first half of fiscal 1998 compared to the first half of fiscal 1997 increased 40.9%, or $21.5 million, to $73.9 million, and international net toy sales increased 75.8%, or $6.0 million, to $13.9 million.

      Net sales of licensed products for the first half of fiscal 1998 increased 46.3%, or $15.5 million, to $48.9 million from $33.3 million in the comparable period of fiscal 1997. The increase in licensed product sales was primarily attributable to the growth of sales of the Company's licensed products to both retail and amusement customers, and the Company's European operations, which accounted for $8.4 million of the Company's net sales of licensed products for the first half of fiscal 1998, a 61.8% increase from the comparable period of fiscal 1997. Within licensed products, sales of Looney Tunes' characters increased 160.2%, or $23.6 million, to $38.3 million for the first half of fiscal 1998 from $14.7 million in the comparable period of fiscal 1997. Net sales of "TORNADO TAZ(TM)" accounted for $8.2 million, or 9.3%, of the Company's net toy sales for the first half of fiscal 1998. Net sales of PLAY-FACES(R) decreased 51.3%, or $5.6 million, to $5.3 million, from $10.9 million in the comparable period of fiscal 1997. Net sales of non-licensed products for the first half of fiscal 1998 increased 44.5%, or $12.0 million, to $38.9 million from $26.9 million in the comparable period of fiscal 1997. This increase is primarily attributable to sales of "TALKIN' TOTS(TM)" of $12.9 million, aNd increased sales of novelty items of $1.4 million, offset by a decrease in sales of non-licensed stuffed toys of $2.3 million.

      Net toy sales to retail customers for the first half of fiscal 1998 and fiscal 1997 accounted for 38.5%, or $34.4 million, and 30.5%, or $18.9 million, respectively, of the Company's net sales. The 82.4%, or $15.5 million increase in sales to retail customers from the first half of fiscal 1997 to the first half of fiscal 1998 is primarily attributable to sales of "TALKIN' TOTS(TM)" and "TORNADO TAZ(TM)", which were partially offset by a decrease in sales of PLAY-FACES(R).

      Net toy sales to amusement customers for the first half of fiscal 1998 and fiscal 1997 accounted for 59.8%, or $53.4 million, and 67.0%, or $41.5 million, respectively, of the Company's net sales. The 28.7%, or $11.9 million increase in dollar volume is primarily attributable the strong increase in domestic sales of licensed plush toys to amusement customers which accounted for $25.1 million, of the Company's net sales, a 97.6% increase from the comparable period in fiscal 1997 and the strong European market, to which amusement sales totaled $7.8 million, a 73.0% increase from the comparable period in fiscal 1997.

      GROSS PROFIT. Gross profit increased 59.8% to $31.4 million for the first half of fiscal 1998 from $19.6 million in the comparable period in fiscal 1997, due to the overall increase in the Company's net sales. Gross profit as a percentage of net sales increased to 35.1% for the first half of fiscal 1998 from 31.7% in the comparable period in fiscal 1997. This increase was principally a result of higher domestic overall retail margins from the television promotion of "TALKIN' TOTS(TM)" and "TORNADO TAZ(TM)".

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased approximately 54.8% to $24.0 million for the first half of fiscal 1998 from $15.5 million in the comparable period in fiscal 1997. This increase is primarily attributable to increased television advertisement costs of $4.1 million, increased payroll and related costs of $2.3 million, product development costs and other expenses associated with the increased sales volume. As a percentage of net sales, selling, general and administrative expenses increased to 26.8% for the first half of fiscal 1998 from 25.0% in the comparable period of fiscal 1997.

      INTEREST EXPENSE AND OTHER INCOME. Interest expense increased 16.5% or approximately $348,000, to $2.4 million for the first half of fiscal 1998 from $2.1 million in the comparable period in fiscal 1997 primarily due to convertible subordinated debentures interest expense of $603,000, offset by a decrease in interest expense on the revolving loans under the Credit Facility.

      INCOME TAX EXPENSE. Income tax expense for the first half of fiscal 1998 reflects an effective tax rate of approximately 35%, compared to 38% for the first half of fiscal 1997. The decrease is attributable primarily to lower tax rates on international earnings.

LIQUIDITY AND CAPITAL RESOURCES

      At January 31, 1998, the Company's working capital was $71.3 million compared to $20.8 million at January 31, 1997. This increase was primarily attributable to the completion of the Company's follow-on public offering of its common stock in December 1997 and use of borrowings from convertible subordinated debentures.

      The Company satisfies its capital requirements and seasonal liquidity shortfalls with cash flow primarily from borrowings and secondarily from operations. The Company's primary capital needs have consisted of funding for inventory, customer receivables, letters of credit, licenses and international expansion.

      The Company's operating activities used net cash of $14.8 million in the first six months of fiscal 1998 and provided net cash of $9.6 million in the comparable period of fiscal 1997. The cash flow from operations for fiscal 1998 was primarily affected by a significant increase in inventory as the Company received shipments of its amusement lines earlier this year than in the prior year.

      Net cash used in investing activities during the first six months of fiscal 1998 was $2.4 million compared to net cash used in investing activities for the comparable period of fiscal 1997 of $403,000. In the first six months of fiscal 1998, net cash used in investing activities consisted principally of the purchase of short-term investments of approximately $1.5 million and purchase of property and equipment of $895,000. For the first six months of fiscal 1997, net cash used in investing activities consisted principally of the purchase of property and equipment of $513,000.

      Net cash provided by financing activities during the first six months of fiscal 1998 was $15.4 million and net cash used in financing activities during the first six months of fiscal 1997 was $8.6 million. During the first six months of fiscal 1998, $114.4 million was used in repayment of borrowings outstanding on the revolving line of credit under the Company's Credit Facility offset by draw-downs of $93.1 million. In the first six months of fiscal 1997, cash used in repayment of borrowings outstanding on the revolving loan of $56.7 million was partially offset by draw-downs of approximately $51.7 million.

      On December 2, 1997, the Company sold 2,300,000 shares of its common stock in a follow-on public offering at a price of $16.00 per share. The net proceeds after deducting underwriters' discounts and other expenses were approximately $34.2 million. In December, a portion of the net proceeds was used to repay indebtedness of approximately $21.3 million outstanding under the revolving line of credit under the Credit Facility. Approximately $11.2 million was used to fund the Company's operations and the remaining balance of approximately $1.5 million has been invested in short-term, interest bearing instruments.

      The Company believes that its current available cash, net cash provided by operating activities and available borrowings under the Company's Credit Facility will be sufficient to meet the Company's cash requirements through the remainder of fiscal 1998.

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

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Annual Meeting of Shareholders of Play By Play Toys & Novelties, Inc. was held on December 11, 1997, for the purpose of electing directors, approving an amendment to the Company's 1994 Incentive Plan, approving the re-pricing of all options granted to officers of the Company prior to December 9, 1997, approving the potential future issuance of shares of Common Stock upon conversion of the Company's outstanding 8% Convertible Debentures and approving the appointment of independent auditors. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934 and there was no solicitation in opposition to those nominees of the Board of Directors.

All of the Board of Director's nominees for directors, as listed in the proxy statement, were elected with the number of votes cast for each nominee as follows:

                                                        FOR             WITHHELD
                                                     ---------          --------
      Arturo G. Torres ..................            4,308,963            11,450
      Saul Gamoran ......................            4,309,063            11,350
      Berto Guerra, Jr ..................            4,308,963            11,450

The amendment to the Company's 1994 Incentive Plan by allocating 600,000 additional shares of common stock to the plan was approved by the following vote:

                  FOR            AGAINST     ABSTAINED     BROKER NON VOTES
               ---------         -------     ---------     ----------------
               2,679,251         591,544       2,597           1,247,021

The ratification of the re-pricing of all options granted to the officers of the Company prior to December 9, 1996 at an exercise price of $11.00 per share, with Arturo G. Torres' exercise price being $12.10 per share, was approved by the following vote:

                           FOR            AGAINST     ABSTAINED
                        ---------         -------     ---------
                        3,687,724         630,389       2,300

The approval of the potential future issuance of shares of common stock upon conversion of the Company's outstanding 8% Convertible Debentures held by Renaissance Capital Growth & Income Fund III, Inc., Renaissance Capital Growth & Income Trust PLC and Banc One Capital Partners II, Ltd. was approved by the following vote:

                  FOR            AGAINST     ABSTAINED     BROKER NON VOTES
               ---------         -------     ---------     ----------------
               3,998,087          71,120       3,185          1,247,021

The proposal to appoint Coopers & Lybrand L.L.P. as independent auditors for the Company for the fiscal year ending July 31, 1998, was approved by the following vote:

                           FOR            AGAINST     ABSTAINED
                        ---------         -------     ---------
                        4,311,593          7,200        1,620

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

  10.12 License Agreement dated September 10, 1997 by and between Warner Bros., a division of Time Warner Entertainment, L.P., and the Registrant (filed as Exhibit 10.12 to Form 10-K for the year ended July 31, 1997, and incorporated herein by reference).

  10.13 License Agreement dated January 1, 1998 by and between Warner Bros., a division of Time Warner Entertainment, L. P. and the Registrant.

  10.14 License Agreement dated January 1, 1998 by and between Warner Bros., a division of Time Warner Entertainment, L. P. and the Registrant.

  10.15 Amendment dated January 14, 1998 to License Agreement dated September 10, 1997 by and between Warner Bros., a division of Time Warner Entertainment, L.P. and the Registrant.

  27.0   Financial Data Schedule (EDGAR filing only)
------------
+ Confidential treatment has been requested with respect to a portion of this Exhibit.

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