Form 10-Q
period 1998-04-30
PLAY BY PLAY TOYS & NOVELTIES INC
filed 1998-06-15
CIK 945276

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1998

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

   The aggregate number of the Registrant's shares outstanding on June 8, 1998 was 7,313,200 shares of Common Stock, no par value.
================================================================================

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

 PART I. FINANCIAL INFORMATION                                              PAGE
                                                                            ----
  Item 1. Financial Statements:

           Consolidated Balance Sheets as of April 30, 1998 (unaudited)
            and July 31, 1997 .............................................   3

           Consolidated Statements of Income (unaudited) for the
            Three Months and Nine Months Ended April 30, 1998 and 1997 ....   4

           Consolidated Statements of Cash Flows (unaudited) for the
            Nine Months Ended April 30, 1998 and 1997 .....................   5

           Notes to Consolidated Financial Statements (unaudited) .........   6

  Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations .....................................   8

PART II. OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8K .................................  13

SIGNATURES ................................................................  15

PART I. FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                                                              AS OF
                                                                                             --------------------------------------
                                                                                             APRIL 30, 1998           JULY 31, 1997
                                                                                             --------------           -------------
 CURRENT ASSETS:                                                                               (UNAUDITED)
     Cash and cash equivalents .....................................................          $   1,936,499           $   4,960,612
     Accounts and notes receivable, less allowance for
          doubtful accounts of $3,986,970 and $3,213,653 ...........................             38,927,215              37,728,254
     Inventories ...................................................................             69,370,586              47,239,520
     Other current assets ..........................................................              7,966,880               3,781,724
                                                                                              -------------           -------------
          Total current assets .....................................................            118,201,180              93,710,110
Property and equipment, net ........................................................             16,105,813              14,985,887
Goodwill, less accumulated amortization of $706,707 and $365,433 ...................             14,088,660              14,412,736
Other assets .......................................................................              2,484,583               2,796,841
                                                                                              -------------           -------------
          Total assets .............................................................          $ 150,880,236           $ 125,905,574
                                                                                              =============           =============
                     LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable, trade .......................................................          $  21,838,032           $  22,340,182
     Bank overdraft ................................................................                   --                   461,220
     Revolving line of credit under the Credit Facility ............................             11,515,914              22,607,721
     Current maturities of long-term debt ..........................................              3,447,484               3,472,017
     Current obligations under capital leases ......................................                824,459                 691,333
     Other accrued liabilities .....................................................              3,109,075               5,831,652
     Income taxes payable ..........................................................              2,561,634               2,437,432
     Deferred income tax payable ...................................................                521,727                 496,431
                                                                                              -------------           -------------
          Total current liabilities ................................................             43,818,325              58,337,988
                                                                                              -------------           -------------
Long-term liabilities:
     Long-term debt, net of current maturities .....................................              5,472,691               7,320,233
     Convertible subordinated debentures ...........................................             15,000,000              15,000,000
     Obligations under capital leases ..............................................              1,022,958                 917,506
     Deferred income tax payable ...................................................                694,596                 660,918
                                                                                              -------------           -------------
          Total liabilities ........................................................             66,008,570              82,236,645
                                                                                              -------------           -------------
Commitments and contingencies

SHAREHOLDERS' EQUITY :
     Preferred stock - no par value; 10,000,000 shares
          authorized; no shares issued .............................................                   --                      --
     Common stock - no par value; 20,000,000 shares
          authorized;  7,307,000 and 4,901,300 shares issued .......................                  1,000                   1,000
     Additional paid-in capital ....................................................             70,903,715              35,006,539
     Deferred compensation .........................................................               (513,333)               (618,333)
     Cumulative foreign currency translation adjustments ...........................             (2,286,460)             (2,303,027)
     Retained earnings .............................................................             16,766,744              11,582,750
                                                                                              -------------           -------------
          Total shareholders' equity ...............................................             84,871,666              43,668,929
                                                                                              -------------           -------------
          Total liabilities & shareholders' equity .................................          $ 150,880,236           $ 125,905,574
                                                                                              =============           =============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED APRIL 30,              NINE MONTHS ENDED APRIL 30,
                                                          --------------------------------        ---------------------------------
                                                              1998                1997                 1998                1997
                                                          ------------        ------------        -------------        ------------
Net sales .........................................       $ 37,262,519        $ 28,001,220        $ 126,546,943        $ 89,931,131
Cost of sales .....................................         24,516,976          17,453,575           82,426,591          60,505,731
                                                          ------------        ------------        -------------        ------------
     GROSS PROFIT .................................         12,745,543          10,547,645           44,120,352          29,425,400

Selling, general and administrative
  expenses ........................................          9,298,129           7,955,836           33,256,037          22,677,391
                                                          ------------        ------------        -------------        ------------
     OPERATING INCOME .............................          3,447,414           2,591,809           10,864,315           6,748,009

Interest expense ..................................           (817,898)         (1,011,027)          (3,269,772)         (3,115,244)
Interest income ...................................             40,566               6,945              304,715              16,081
Other income (expense) ............................            (77,134)               --                 76,118                --
                                                          ------------        ------------        -------------        ------------
     Income before income tax .....................          2,592,948           1,587,727            7,975,376           3,648,846

Income tax provision ..............................           (907,297)           (563,152)          (2,791,382)         (1,343,880)
                                                          ------------        ------------        -------------        ------------
     NET INCOME ...................................       $  1,685,651        $  1,024,575        $   5,183,994        $  2,304,966
                                                          ============        ============        =============        ============

NET INCOME PER SHARE:
  Basic ...........................................       $       0.23        $       0.21        $        0.84        $       0.47
                                                          ------------        ------------        -------------        ------------
  Diluted .........................................       $       0.22        $       0.20        $        0.77        $       0.47
                                                          ------------        ------------        -------------        ------------
WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic ...........................................          7,264,743           4,881,100            6,189,961           4,867,129
                                                          ------------        ------------        -------------        ------------
  Diluted .........................................          8,597,198           5,048,143            7,533,852           4,909,756
                                                          ------------        ------------        -------------        ------------

         The accompanying notes are an integral part of the consolidated financial statements.

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                     NINE MONTHS ENDED APRIL 30,
                                                                                                  ---------------------------------
                                                                                                      1998                  1997
                                                                                                  ------------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ............................................................................         $  5,183,994          $ 2,304,966
  Adjustments to reconcile net income to
   net cash provided by (used in) operating activities:
     Depreciation and amortization ......................................................            1,798,777            1,525,507
     Provision for doubtful accounts receivable .........................................            1,735,725              814,535
     Deferred income tax provision ......................................................               58,974              240,484
     Stock distributed as compensation ..................................................              105,000               38,750
     Gain on sale of property and equipment .............................................                 --                (65,643)
     Change in operating assets and liabilities (net of TLC acquistion):
       Accounts and notes receivable ....................................................           (2,930,925)           1,943,424
       Inventories ......................................................................          (22,131,066)           3,626,264
       Prepaids and other assets ........................................................           (3,306,852)            (230,768)
       Accounts payable and accrued liabilities .........................................           (3,241,177)          (4,503,660)
       Income taxes payable .............................................................              124,202             (100,633)
                                                                                                  ------------          -----------
          Net cash provided by (used in) operating
           activities ...................................................................          (22,603,348)           5,593,226
                                                                                                  ------------          -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures for property and equipment .......................................           (1,650,419)            (579,484)
  Proceeds from sale of property and equipment ..........................................               36,955                 --
  Investment in TLC, net of cash ........................................................                 --                124,083
  Payments for intangible assets ........................................................              (49,256)              (8,023)
                                                                                                  ------------          -----------
          Net cash used in investing activities .........................................           (1,662,720)            (463,424)
                                                                                                  ------------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net repayments under Revolving Credit Facility ........................................          (11,091,807)            (321,907)
  Proceeds from public offering .........................................................           34,158,759                 --
  Repayment of long-term debt ...........................................................           (1,944,170)          (2,843,626)
  Repayment of capital lease obligations ................................................             (652,591)            (441,518)
  Increase (decrease) in bank overdraft .................................................             (461,220)             239,527
  Proceeds from exercise of stock options ...............................................            1,216,417                 --
                                                                                                  ------------          -----------
          Net cash provided by (used in) financing activities ...........................           21,225,388           (3,367,524)
                                                                                                  ------------          -----------
EFFECT OF FOREIGN CURRENCY EXCHANGE RATES ...............................................               16,567           (1,159,562)
                                                                                                  ------------          -----------
Increase (decrease) in cash and cash equivalents ........................................           (3,024,113)             602,716
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ........................................            4,960,612              531,040
                                                                                                  ------------          -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ..............................................         $  1,936,499          $ 1,133,756
                                                                                                  ============          ===========
Non-cash financing and investing-activity: capital leases incurred ......................         $    891,169          $ 1,007,492
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

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The accompanying unaudited consolidated financial statements and related disclosures have been prepared in accordance with generally accepted accounting principles applicable to interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and interim results of Play By Play Toys & Novelties, Inc. and Subsidiaries (the "Company") as of and for the periods presented have been included. Certain amounts in the financial statements for the prior period have been reclassified to conform to the current year presentation. Because the Company's business is seasonal, results for interim periods are not necessarily indicative of those which may be expected for a full year.

      The financial information included herein should be read in conjunction with the Company's consolidated financial statements and related notes in its Annual Report on Form 10-K for the fiscal year ended July 31, 1997, which is on file with the United States Securities and Exchange Commission.

2.  INVENTORIES

      Inventories are comprised of the following:

                                               APRIL 30, 1998      JULY 31, 1997
                                               --------------      -------------
Purchased for resale ...................         $69,018,416        $46,898,557
Operating supplies .....................             352,170            340,963
                                                 -----------        -----------
          Total ........................         $69,370,586        $47,239,520
                                                 ===========        ===========

3.  EARNINGS PER SHARE

      During fiscal 1998, the Company implemented Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", which establishes standards for computing and presenting earnings per share ("EPS") for entities with publicly held common stock. SFAS No. 128 simplifies the standards for computing EPS previously found in Accounting Principles Board Opinion No. 15, "Earnings Per Share", and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS, which excludes dilution. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. Basic earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share differs from basic earnings per share due to the assumed conversions of dilutive options, warrants and convertible debt that were outstanding during the period. EPS for periods ended on or prior to April 30, 1997 have been restated to conform to the requirements of SFAS No. 128.

                                                              THREE MONTHS ENDED APRIL 30,
                              ---------------------------------------------------------------------------------------
                                                   1998                                         1997
                              ------------------------------------------   ------------------------------------------
                                                  Common         Per                           Common         Per
                                 Income           Shares        Share         Income           Shares        Share
                              -------------    -------------   ---------   --------------   -------------   ---------
BASIC EPS:
As reported                     $1,685,651        7,264,743     $0.23         $1,024,575       4,881,100     $0.21

EFFECT OF DILUTIVE SECURITIES:
Options                                             364,329                                      167,043
Warrants                                             30,626
8% Convertible Debentures          190,192          937,500
                              -------------    -------------   ---------   --------------   -------------   ---------
DILUTED EPS:                    $1,875,843        8,597,198     $0.22         $1,024,575       5,048,143     $0.20
                              =============    =============   =========   ==============   =============   =========

                                                              NINE MONTHS ENDED APRIL 30,
                              ---------------------------------------------------------------------------------------
                                                   1998                                         1997
                              ------------------------------------------   ------------------------------------------
                                                  Common         Per                           Common         Per
                                 Income           Shares        Share         Income           Shares        Share
                              -------------    -------------   ---------   --------------   -------------   ---------
BASIC EPS:
As reported                     $5,183,994        6,189,961     $0.84        $2,304,966       4,867,129       $0.47

EFFECT OF DILUTIVE SECURITIES:
Options                                             376,520                                      42,627
Warrants                                             29,871
8% Convertible Debentures          583,397          937,500
                              -------------    -------------   ---------   --------------   -------------   ---------
DILUTED EPS:                    $5,767,391        7,533,852     $0.77        $2,304,966       4,909,756       $0.47
                              =============    =============   =========   ==============   =============   =========

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

RESULTS OF OPERATIONS

      The following unaudited table sets forth the Company's results of operations as a percentage of net sales for the periods indicated below:

                                                           THREE MONTHS ENDED             NINE MONTHS ENDED
                                                       -------------------------     ------------------------
                                                                APRIL 30,                     APRIL 30,
                                                       -------------------------     ------------------------
                                                          1998           1997           1998         1997
                                                       -----------   -----------     ---------    -----------
Net sales                                                 100.0%         100.0%       100.0%         100.0%
Cost of sales                                              65.8           62.3         65.1           67.3
                                                       -----------   -----------     ---------    -----------
Gross profit                                               34.2           37.7         34.9           32.7
Selling, general and administrative expenses               25.0           28.4         26.3           25.2
                                                       -----------   -----------     ---------    -----------
Operating income                                            9.2            9.3          8.6            7.5
Interest expense                                           (2.2)          (3.6)        (2.6)          (3.5)
Interest income                                             0.1             -           0.2             -
Other income (expense)                                     (0.2)            -           0.1             -
Net income                                                  4.5%           3.7%         4.1%           2.6%
                                                       ===========   ===========     =========    ===========

THREE MONTHS ENDED APRIL 30, 1998 AND 1997

      NET SALES. Net sales for the fiscal quarter ended April 30, 1998 increased 33.1%, or $9.3 million, to $37.3 million from $28.0 million in the comparable period in fiscal 1997. The increase in net sales was primarily attributable to domestic amusement net sales growth of 43.4%, or $7.4 million, to $24.3 million and international amusement net sales growth of 73.7%, or $3.0 million, to $7.2 million over the comparable period in fiscal 1997, partially offset by an 18.9% decrease in retail net sales. Domestic net toy sales for the third quarter of fiscal 1998 compared to the comparable period of fiscal 1997 increased 31.0%, or $6.5 million, to $27.6 million, and international net toy sales increased 44.0%, or $2.7 million, to $8.9 million.

      Net sales of licensed products for the third quarter of fiscal 1998 increased 53.9%, or $9.2 million, to $26.3 million from $17.1 million in the comparable period of fiscal 1997. The increase in licensed product sales was primarily attributable to growth of sales of the Company's licensed products to domestic and international amusement customers of 95.2%, or $10.4 million, to $21.3 million from $10.9 million in the comparable period of fiscal 1997. Within licensed products, sales of Looney Tunes' characters increased 83.4%, or $9.0 million, to $19.8 million for the third quarter of fiscal 1998 from $10.8 million in the comparable period of fiscal 1997. Net sales of the TORNADO TAZ(TM) accounted for $1.3 million, or 3.6%, of the Company's net toy sales for the third quarter of fiscal 1998. Net sales of PLAY-FACES(R) decreased 45.1%, or $929,000, to $1.1 million, from $2.1 million in the comparable period of fiscal 1997. Net sales of non-licensed products for the third quarter of fiscal 1998 and 1997 accounted for 27.4%, or $10.2 million, and 36.4%, or $10.2 million, respectively, of the Company's net sales.

      Net toy sales to retail customers for the third quarter of fiscal 1998 and fiscal 1997 accounted for 13.4%, or $5.0 million, and 22.0%, or $6.2 million, respectively, of the Company's net sales. The $1.2 million decrease in net sales to retail customers from the third quarter of fiscal 1997 to the third quarter of fiscal 1998 is primarily attributable to a decrease in sales of bean bag plush toys and PLAY-FACES(R).

      Net toy sales to amusement customers for the third quarter of fiscal 1998 and fiscal 1997 accounted for 84.6%, or $31.5 million, and 75.3%, or $21.1 million, respectively, of the Company's net sales. The 49.3%, or $10.4 million, increase is primarily attributable to an increase in sales of novelty items of $1.9 million, a 184.9% increase from the comparable period of 1997, and licensed plush toys to amusement customers of $10.4 million, a 95.2% increase from the comparable period of fiscal 1997, partially offset by a decrease in sales of non-licensed plush toys of $1.9 million.

      GROSS PROFIT. Gross profit increased 20.8% to $12.7 million for the third quarter of fiscal 1998 from $10.5 million in the comparable period of fiscal 1997, due to the overall increase in the Company's net sales. Gross profit as a percentage of net sales decreased to 34.2% for the third quarter of fiscal 1998 from 37.7% in the comparable period in fiscal 1997. The decrease in gross profit margin as a percentage of sales is principally a result of increased sales from distributors in Europe, the Middle East and Africa which generally have lower gross profit margins, but are offset by lower operating costs.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased approximately 16.9% to $9.3 million for the third quarter of fiscal 1998 from $8.0 million in the comparable period in fiscal 1997. This increase is primarily attributable to the growth of the Company's infrastructure and increased expenses related to the expansion of the Company's facilities in the U.S., Hong Kong and Spain. As a percentage of net sales, selling, general and administrative expenses decreased to 25.0% for the third quarter of fiscal 1998 from 28.4% in the comparable period of fiscal 1997.

      INTEREST EXPENSE. Interest expense decreased 19.1% or approximately $193,000 to $818,000 for the third quarter of fiscal 1998 from $1.0 million in the comparable period in fiscal 1997 primarily due to the paydown of outstanding debt with proceeds from the follow-on public offering offset by interest expense of $295,000 on the convertible subordinated debentures.

NINE MONTHS ENDED APRIL 30, 1998 AND 1997

      NET SALES. Net sales for the nine months ended April 30, 1998 increased 40.7%, or $36.6 million, to $126.5 million from $89.9 million in the comparable period of fiscal 1997. The increase in net sales was primarily attributable to domestic retail growth of 67.5%, or $13.2 million, to $32.8 million and domestic and international amusement growth of 27.4%, or $14.8 million, to $68.7 million and 73.4%, or $6.3 million, to $15.0 million, respectively. Domestic net toy sales for the nine months of fiscal 1998 compared to the nine months of fiscal 1997 increased 38.1%, or $28.0 million, to $101.5 million, and international net toy sales increased 61.9%, or $8.7 million, to $22.8 million.

      Net sales of licensed products for the nine months of fiscal 1998 increased 48.9%, or $24.7 million, to $75.2 million from $50.5 million in the comparable period of fiscal 1997. The increase in licensed product sales was primarily attributable to the growth of sales of the Company's licensed products to both retail and amusement customers, and the Company's European operations, which accounted for $15.8 million of the Company's net sales of licensed products for the nine months of fiscal 1998, a 66.6% increase from the comparable period of fiscal 1997. Within licensed products, sales of Looney Tunes' characters increased 121.2%, or $32.5 million, to $59.4 million for the nine months of fiscal 1998 from $26.8 million in the comparable period of fiscal 1997. Net sales of TORNADO TAZ(TM) accounted for $9.5 million, or 7.5%, of the Company's net toy sales for the nine months of fiscal 1998. Net sales of PLAY-FACES(R) decreased 50.2%, or $6.5 million, to $6.4 million, from $12.9 million in the comparable period of fiscal 1997. Net sales of non-licensed products for the nine months of fiscal 1998 increased 32.4%, or $12.0 million, to $49.1 million from $37.1 million in the comparable period of fiscal 1997. This increase is primarily attributable to sales of TALKIN' TOTS(TM) of $13.0 million, and increased sales of novelty items of $3.3 million, offset by a decrease in sales of non-licensed stuffed toys of $4.3 million.

      Net toy sales to retail customers for the nine months of fiscal 1998 and fiscal 1997 accounted for 32.1%, or $40.6 million, and 27.8%, or $25.0 million, respectively, of the Company's net sales. The 62.3%, or $15.6 million increase in sales to retail customers from the nine months of fiscal 1997 to the nine months of fiscal 1998 is primarily attributable to sales of TALKIN' TOTS(TM)and TORNADO TAZ(TM), partially offset by a decrease in sales of PLAY-FACES(R).

      Net toy sales to amusement customers for the nine months of fiscal 1998 and fiscal 1997 accounted for 66.1%, or $83.7 million, and 69.6%, or $62.6 million, respectively, of the Company's net sales. The 33.7%, or $21.1 million, increase is primarily attributable to an increase in domestic sales of licensed plush toys to amusement customers which accounted for $39.5 million of the Company's net sales, a 84.7% increase from the comparable period in fiscal 1997 and the strong European market, of which amusement sales totaled $15.0 million, a 73.4% increase from the comparable period in fiscal 1997.

      GROSS PROFIT. Gross profit increased 49.9% to $44.1 million for the nine months of fiscal 1998 from $29.4 million in the comparable period in fiscal 1997, due to the overall increase in the Company's net sales. Gross profit as a percentage of net sales increased to 34.9% for the nine months of fiscal 1998 from 32.7% in the comparable period in fiscal 1997. This increase was principally a result of higher overall domestic retail margins from the television promotion of TALKIN' TOTS(TM) and TORNADO TAZ(TM).

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased approximately 46.6% to $33.3 million for the nine months of fiscal 1998 from $22.7 million in the comparable period in fiscal 1997. This increase is primarily attributable to increased television advertisement costs of $4.2 million, increased payroll and related costs of $2.9 million, product development costs, and the growth of the Company's infrastructure and increased expenses related to the expansion of the Company's facilities in the U.S., Hong Kong and Spain. As a percentage of net sales, selling, general and administrative expenses increased to 26.3% for the nine months of fiscal 1998 from 25.2% in the comparable period of fiscal 1997. During the quarter ended April 30, 1998, the Company started a new division, Direct Sales. Management believes that this start-up division will incur expenses that will exceed revenues over the subsequent year of approximately $500,000.

      INTEREST EXPENSE. Interest expense increased 5% or approximately $155,000, to $3.3 million for the nine months of fiscal 1998 from $3.1 million in the comparable period in fiscal 1997 primarily due to interest expense of $900,000 on the convertible subordinated debentures, offset by a decrease in interest expense on the revolving line of credit under the Credit Facility.

      INCOME TAX EXPENSE. Income tax expense for the nine months of fiscal 1998 reflects an effective tax rate of approximately 35%, compared to 37% for the nine months of fiscal 1997. The decrease is attributable primarily to lower tax rates on increased international earnings.

LIQUIDITY AND CAPITAL RESOURCES

      At April 30, 1998, the Company's working capital was $74.4 million compared to $35.4 million at July 31, 1997. This increase was primarily attributable to the reduction in amounts borrowed under the Company's line of credit as a result of the completion of the Company's follow-on public offering of its common stock in December 1997 and the funds provided by the convertible subordinated debentures.

      The Company satisfies its capital requirements and seasonal liquidity shortfalls with cash flow primarily from borrowings and secondarily from operations. The Company's primary capital needs have consisted of funding for inventory, customer receivables, letters of credit, licenses and international expansion.

      The Company's operating activities used net cash of $22.6 million in the first nine months of fiscal 1998 and provided net cash of $5.6 million in the comparable period of fiscal 1997. The cash flow from operations for the first nine months of fiscal 1998 was primarily affected by a significant increase in inventory due to the purchase of its amusement lines in the third quarter of fiscal 1998 as compared to substantial purchases made subsequent to the third quarter in the prior year.

      Net cash used in investing activities during the first nine months of fiscal 1998 was $1.7 million compared to net cash used in investing activities for the comparable period of fiscal 1997 of $463,000. In the first nine months of fiscal 1998, net cash used in investing activities consisted principally of the capital expenditures for property and equipment of $1.7 million. For the first nine months of fiscal 1997, net cash used in investing activities consisted principally of the purchase of property and equipment of $579,000.

      Net cash provided by financing activities during the first nine months of fiscal 1998 was $21.2 million and net cash used in financing activities during the first nine months of fiscal 1997 was $3.4 million. During the first nine months of fiscal 1998, the Company repaid a net of $11.1 million of borrowings on the revolving line of credit under the Company's Credit Facility. In the first nine months of fiscal 1997, the Company borrowed a net of $300,000 under the revolving line of credit and repaid $1.8 million of the term loan and repaid $1.0 million of the subordinated loan from the Ace sellers.

      On December 2, 1997, the Company sold 2,300,000 shares of its common stock in a follow-on public offering at a price of $16.00 per share. The net proceeds after deducting underwriters' discounts and other expenses were approximately $34.2 million. In December 1997, a portion of the net proceeds was used to repay indebtedness of approximately $21.3 million outstanding under the revolving line of credit under the Credit Facility and approximately $12.7 million was used to fund the Company's operations.

      The Company believes that its current available cash, net cash provided by operating activities and available borrowings under the Company's Credit Facility will be sufficient to meet the Company's cash requirements through the remainder of fiscal 1998. The revolving Credit Facility matures on June 20, 1998. The Company believes that it will be able to extend or refinance the Credit Facility.

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

    4.5 Warrant to Purchase Common Stock issued by the Registrant to Ace Novelty Co., Inc. (filed as Exhibit 4.5 to Form 8-K (Date of Event: May 1, 1996), incorporated herein by reference).

   10.1  Play By Play Toys & Novelties, Inc. 1994 Incentive Plan (filed as
         Exhibit 10.1 to the Registration Statement on Form S-1 (File No. 33-92204) incorporated herein by reference).

   10.2 Credit Agreement dated June 20, 1996, among the Registrant, Ace Novelty Acquisition Co., Inc., Newco Novelty, Inc. and Chemical Bank, as agent for the lenders (filed as Exhibit 10.2 to Form 8-K (Date of Event: May 1, 1996) incorporated herein by reference).

   10.3 Promissory Note dated June 20, 1996, of Ace Novelty Acquisition Co., Inc. payable to the order of Ace Novelty Co., Inc. in the principal sum of $2,900,000 (filed as Exhibit 10.3 to Form 8-K (Date of Event: May 1,
         1996) incorporated herein by reference).

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

   10.13 License Agreement dated January 1, 1998 by and between Warner Bros., a division of Time Warner Entertainment, L. P. and the Registrant (filed as Exhibit 10.13 to Form 10-Q for the quarter ended January 31, 1998, and incorporated herein by reference).

   10.14 License Agreement dated January 1, 1998 by and between Warner Bros., a division of Time Warner Entertainment, L. P. and the Registrant (filed as Exhibit 10.14 to Form 10-Q for the quarter ended January 31, 1998, and incorporated herein by reference).

   10.15 Amendment dated January 14, 1998 to License Agreement dated September 10, 1997 by and between Warner Bros., a division of Time Warner Entertainment, L.P. and the Registrant (filed as Exhibit 10.15 to Form 10-Q for the quarter ended January 31, 1998, and incorporated herein by reference).

   27.0  Financial Data Schedule (EDGAR filing only)

   (b) Reports on Form 8-K
         None

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 15th day of June 1998.


                                    PLAY BY PLAY TOYS & NOVELTIES, INC.

                                    By:  /s/ RAYMOND G. BRAUN
                                             Raymond G. Braun
                                             CHIEF FINANCIAL OFFICER