Form 10-Q/A
period 1998-01-31
PLAY BY PLAY TOYS & NOVELTIES INC
filed 1998-07-23
CIK 945276

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                (AMENDMENT NO. 1)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 1998

                                       OR

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
    (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                        Identification No.)

                   4400 TEJASCO, SAN ANTONIO, TEXAS 78218-0267
                    (Address of principal executive offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (210) 829-4666

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes  [X]  No  [ ]


The registrant had 7,253,800 shares of common stock, no par value, outstanding as of March 12, 1998.

                           Part II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.......................................3
Signatures.....................................................................5

The following item of Play By Play Toys & Novelties, Inc.'s Quarterly Report on Form 10-Q for the quarter ended January 31, 1998, along with Exhibits 10.13 and
10.14 thereto, are hereby amended. Such item and exhibits are set forth herein in their entirety, as amended. The other exhibits, which are not being amended, are not being filed with this Amendment.

                                     PART II

ITEM 6.  EXHIBITS AND REPORTS ON FROM 8-K

(a)      Exhibits:

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

 10.9 Convertible Loan Agreement dated July 3, 1997, among the Registrant, the Convertible Lenders and Renaissance Capital Group, Inc (filed as Exhibit
        10.9 to Form 10-K for the year ended July 31, 1997, andincorporated herein by reference).

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

 10.13 License Agreement dated January 1, 1998 by and between Warner Bros., a division of Time Warner Entertainment, L. P. and the Registrant (Certain portions of this exhibit have been omitted and filed separately with the Commission based upon a request for confidential treatment).+

 10.14 License Agreement dated January 1, 1998 by and between Warner Bros., a division of Time Warner Entertainment, L. P. and the Registrant (Certain portions of this exhibit have been omitted and filed separately with the Commission based upon a request for confidential treatment).+

*10.15 Amendment dated January 14, 1998 to License Agreement dated September 10, 1997 by and between Warner Bros., a division of Time Warner Entertainment, L.P. and the Registrant (Certain portions of this exhibit have been omitted and filed separately with the Commission based upon a request for confidential treatment).+

*27.0   Financial Data Schedule
------------
+ Certain portions of this exhibit have been omitted and filed separately with the Commission based upon a request for confidential treatment.

*  Filed previously.

   (b) Reports on Form 8-K.

         None.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                             PLAY BY PLAY TOYS & NOVELTIES, INC.



Date:   July 23, 1998                        By:/s/ RAYMOND G. BRAUN
                                                    Raymond G. Braun
                                                    Chief Financial Officer
                                                    (Principal Financial and
                                                    Accounting Officer and
                                                    Authorized Officer)