Form 10-K
period 1998-07-31
PLAY BY PLAY TOYS & NOVELTIES INC
filed 1998-10-29
CIK 945276

===============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              Annual Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934

      For the Fiscal Year Ended                    Commission file number
            July 31, 1998                                 0-26374

                       PLAY BY PLAY TOYS & NOVELTIES, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


            Texas                                 74-2623760
 (State or other jurisdiction of        (I.R.S. Employer Identification No.)
  incorporation or organization)

                                  4400 Tejasco
                            San Antonio, Texas 78218
              (Address of principal executive offices and zip code)

                                 (210) 829-4666
              (Registrant's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
    TITLE OF EACH CLASS              NAME OF EACH EXCHANGE ON WHICH REGISTERED
                                     None

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. (___)

   As of October 20, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant (based upon the last reported sale price of the Common Stock of the registrant as quoted on the National Market System of the National Association of Securities Dealers Automated Quotation System) was $41,762,696. (For purposes of calculating the preceding amount only, all directors, executive officers and shareholders holding 5% or greater of the registrant's Common Stock are assumed to be affiliates). The number of shares of Common Stock of the registrant outstanding as of October 20, 1998 was 7,315,000.

                       DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the Company's Proxy Statement for its annual meeting of shareholders are incorporated by reference into Items 10, 11, 12 and 13 of Part
III. The registrant intends to file such Proxy Statement no later than 120 days after the end of the fiscal year covered by this Form 10-K.

                                TABLE OF CONTENTS

                                                                      PAGE
                                                                     ------
PART I
ITEM 1.  Busines  ................................................      3
          General ................................................      3
          Business History .......................................      3
          Company Strengths ......................................      5
          Business Strategy ......................................      5
          Products ...............................................      7
          Licensed Products ......................................      8
          Non-Licensed Products ..................................      8
          License Agreements .....................................      9
          Sales, Marketing and Distribution ......................     10
          Design and Development .................................     12
          Manufacturers and Suppliers ............................     13
          Advertising ............................................     13
          Vending Operations .....................................     14
          Competition ............................................     14
          Product Liability ......................................     14
          Government Regulation ..................................     14
          Tariffs and Duties .....................................     15
          Trademarks .............................................     15
          Employees ..............................................     15
          Risk Factors ...........................................     16
 ITEM 2. Properties ..............................................     22
 ITEM 3. Legal Proceedings .......................................     23
 ITEM 4. Submission of Matters to a Vote of Security Holders .....     23

PART II
 ITEM 5. Market for Registrant's Common Equity and Related
           Shareholder Matters ...................................     23
           Market Information ....................................     23
           Shareholders ..........................................     23
           Dividends and Distributions ...........................     24
 ITEM 6. Selected Consolidated Financial Data ....................     25
 ITEM 7. Management's Discussion and Analysis of Financial
           Condition and Results of Operations ...................     26
           General ...............................................     26
           Results of Operations .................................     28
           Liquidity and Capital Resources .......................     31
           Euro ..................................................     33
           Dividend Policy .......................................     33
           Year 2000 .............................................     33
           Seasonality ...........................................     34
           Inflation .............................................     35
           New Accounting Pronouncement ..........................     35
 ITEM 7A. Quantitative and Qualitative Disclosures About
            Market Risks .........................................     35
 ITEM 8. Financial Statements and Supplementary Data .............     36
 ITEM 9. Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure ..................     37

PART III
 ITEM 10. Directors and Executive Officers of the Registrant .....     37
 ITEM 11. Executive Compensation .................................     37
 ITEM 12. Security Ownership of Certain Beneficial Owners
            and Management .......................................     37
 ITEM 13. Certain Relationships and Related Transactions .........     37

                                                                     PAGE
                                                                    ------
PART IV
 ITEM 14. Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K ..................................     37
  SIGNATURES .....................................................     38
  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL
      STATEMENT SCHEDULE .........................................    F-1
  INDEX TO EXHIBITS ..............................................    E-1
  Report of Independent Accountants on Financial Schedule ........    S-1
  Schedule II - Valuation and Qualifying Accounts ................    S-2

PART I

ITEM 1.  BUSINESS

GENERAL

      THIS REPORT CONTAINS, IN ADDITION TO HISTORICAL INFORMATION, FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY's ACTUAL RESULTS COULD DIFFER MATERIALLY. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, WITHOUT LIMITATION, COMPETITIVE AND ECONOMIC FACTORS, PRICE CHANGES BY COMPETITORS, RELATIONSHIPS WITH LICENSORS AND CUSTOMERS, ABILITY TO MANAGE GROWTH, ABILITY TO SOURCE PRODUCTS, INTERNATIONAL TRADE RELATIONS, MANAGEMENT OF QUARTER TO QUARTER RESULTS, INCREASES IN COSTS OF RAW MATERIALS, TIMING OF TECHNOLOGICAL ADVANCES BY THE COMPANY AND ITS COMPETITORS, LACK OF ACCEPTANCE BY CONSUMERS OF NEW PRODUCTS, AND THE OTHER FACTORS DISCUSSED BELOW IN "RISK FACTORS", ELSEWHERE HEREIN. UPDATED INFORMATION WILL BE PERIODICALLY PROVIDED BY THE COMPANY AS REQUIRED BY THE SECURITIES EXCHANGE ACT OF 1934. AS USED HEREIN, UNLESS THE CONTEXT OTHERWISE REQUIRES, THE "COMPANY" MEANS PLAYOBYOPLAY TOYS & NOVELTIES, INC., A TEXAS CORPORATION, AND ITS WHOLLY OWNED SUBSIDIARIES.

      The Company designs, develops, markets and distributes stuffed toys, novelty items and its PLAY-FACES(R) line of sculpted toy pillows based on licenses for popular children's entertainment characters, professional sports team logos and corporate trademarks. The Company also designs, develops, markets and distributes electronic toys and non-licensed stuffed toys and markets and distributes a broad line of non-licensed novelty items. The Company markets and distributes its products in both amusement and retail markets and believes that it is the leading supplier of stuffed toys and novelty items to the domestic amusement industry. The Company was incorporated in Texas in 1992. Its principal executive offices are located at 4400 Tejasco, San Antonio, Texas 78218 and its telephone number is (210) 829-4666.

BUSINESS HISTORY

      Over the last five fiscal years, the Company's net sales have grown from $32.6 million for fiscal 1994 to $178.1 million in fiscal 1998, representing a 54.2% average annual increase, and net income has increased from $1.1 million for fiscal 1994 to $8.4 million for fiscal 1998, representing an 70.4% average annual increase. The Company's growth in net sales and net income is primarily attributable to its introduction of new products and its two strategic acquisitions.

      The Company develops its licensed stuffed toys based principally on popular, classic characters such as LOONEY TUNES, ANIMANIACS, SUPERMAN, BATMAN, SCOOBY-DOO(TM), THE FLINTSTONES(TM), POPEYE(TM) and on popular, classic trademark licenses such as The Coca-Cola Company's COCA-COLA(R) brand stuffed toys, including the COCA-COLA(R) POLAR BEAR, and Harley-Davidson Motor Company's HARLEY HOG(TM). THE Company develops a licensed stuffed toy by identifying a character or trademark license, obtaining the necessary license, designing the product and developing a prototype, and manufacturing the products through third party manufacturers. The Company believes that products based on popular, classic characters and trademarks will have a longer and more stable product life cycle than products based on newer, less established characters and trademarks. The Company believes its position as a leading supplier to the domestic amusement industry allows it to more effectively acquire licenses for products sold to the amusement market. The Company's non-licensed products include traditional stuffed toys in various sizes, interactive dolls and novelty items such as low-priced plastic toys and games used primarily as redemption prizes by its amusement customers. For fiscal 1998, net sales of licensed products and non-licensed products accounted for 64.2% and 34.1%, respectively, of the Company's net sales.

      The Company introduced its retail product line in fiscal 1995 with its originally developed PLAY-FACES(R) line of sculpted toy pillows shaped in the facial likeness of licensed animated characters. The

PLAY-FACES(R) line is based upon popular, classic characters, including The Walt Disney Company's animated characters, LOONEY TUNES, ANIMANIACS, SUPERMAN, BATMAN, GARFIELD(TM), Rugrats(R), and new characters developed and introduced by leading entertainment companies, such as the ones presented in The Walt Disney Company's animated films MULAN, THE LITTLE MERMAID, and 101 DALMATIANS. During fiscal 1997, the Company extended the line by adding full-bodied pillows, which are being sold in the domestic section of most mass retail customers. The Company believes its PLAY-FACES(R) line is a distinct product category that enhances its ability to acquire additional character and trademark licenses. PLAY-FACES(R) products accounted for 5.4% of the Company's net saleS for fiscal 1998.

      During fiscal 1997, the Company entered the large doll market with a pair of electronic interactive dolls, the Talkin' Tots(TM) which talk and sing together utilizing infrared technology. The Company began selling Talkin' Tots(TM) during the fourth quarter of fiscal 1997 and began television advertising during the first quarter of fiscal 1998. The Company also developed a retail line of Looney Tunes products during fiscal 1997, including standing, sitting and bean bag stuffed toys, and another television promoted electronic stuffed toy, the Tornado Taz(TM). The Tornado Taz(TM) is A Tasmanian Devil(TM) that spins, shakes, grunts and laughs. The Looney Tunes products include such characters as TWEETY(TM), SYLVESTER(TM), TASMANIAN DEVIL(TM), BUGS BUNNY(TM), SPEEDY GONZALES(TM), YOSEMITE SAM(TM), and DAFFY DUCK(TM).

      During fiscal 1998, the Company introduced several new electronic interactive talking products such as Bugs & Daffy Talkin' Tunes(TM), Sylvester & Tweety Talkin' Tunes(TM), and Singin' & Swingin' Tweety(TM), which utilize infrared technology. The Company also introduced full bodied pillows, beanbags based on the popular Rugrats(TM) characters, and Major League Baseball, National FootbalL League and National Basketball Association Fanimal beanbags. The Company also developed a retail line of infant, toddler and preschool products based on Baby Looney Tunes characters ranging from play toys to pull toys.

      During fiscal 1998, the Company enhanced its existing retail and amusement business by launching a new direct mail division. The new initiative will provide the Company with an additional channel of distribution for its broad line of products. The direct mail catalog will include the Company's quality stuffed toys and novelty items that are based on licenses for popular entertainment characters, professional sport team logos, and corporate trademarks. The catalog will also feature the Company's broad line of non-licensed novelty items, electronic toys and non-licensed stuffed toys.

      The Company has a diversified base of customers within the amusement and retail distribution channels. Amusement customers, which accounted for 69.2% of net sales for fiscal 1998, include theme parks such as Premier/Six Flags, Paramount, Universal Studios, Busch Gardens and Sea World, family entertainment centers such as Tilt, Dave and Buster's, Inc. and Namco, carnivals and state fairs. In addition to theme parks, family entertainment centers and carnivals, the Company distributes its amusement merchandise through its Fun Services(R) (sales through franchisees), fundraising and premium (products designed for specific companies) customers. Retail customers, which accounted for 29.1% of net sales for the same period, principally consist of mass merchandisers such as Wal-Mart, Kmart, and Target, and specialty retailers such as Toys "R" Us and Kay Bee Toy. No one customer accounted for more than 10% of net sales for fiscal 1998.

      The Company completed two strategic acquisitions that have contributed to its growth. In June 1996, the Company acquired substantially all of the operating assets, business operations and facilities (the "Ace Acquisition") of Ace Novelty Co., Inc. ("Ace") for $44.7 million. In November 1996, the Company, through its wholly-owned subsidiary Play-By-Play Toys & Novelties Europa, S.A., ("Play-By-Play Europe") acquired The TLC Gift Company, Ltd. ("TLC") based in Doncaster, England for 40,000 shares of Common Stock. The Ace acquisition provided the Company with several strategic advantages, including significant distribution channels in the central and western United States, significant distribution channels in the outdoor amusement markets, key United States and international classic character licenses for retail and amusement, an in-house design and development team and additional key personnel. The Company believes that the Ace acquisition contributed to the Company's profitability in fiscal 1998 and 1997. Similarly, the TLC acquisition resulted in additional distribution channels in the U.K. where TLC is headquartered and other areas of Europe. The Company believes that the TLC acquisition has begun contributing to the Company's net earnings and is partially responsible for its significant international growth.

COMPANY STRENGTHS

The Company believes its principal strengths include its:

o emphasis on licenses for popular, classic characters and trademarks and new characters introduced by leading entertainment companies;

o demonstrated ability to develop new and innovative toys such as Talkin' Tots(TM), Tornado Taz(TM), Bugs & Daffy Talkin' Tunes(TM), Sylvester & Tweety Talkin' Tunes(TM), and Singin' & Swingin' Tweety(TM), new licensed products such as the COCA-COLA(R) brand stuff toys, and new product categories such as the PLAY-FACES(R) line;

o position as the leading domestic supplier of stuffed toys and novelty items to the amusement industry;

o balance between amusement and retail markets, which reduces seasonality and increases stability of revenues;

o  experienced management team with toy and licensing expertise;

o in-house design and development team which provides the Company the ability to bring more products to market quicker, thereby taking early advantage of product trends;

o offices in Hong Kong and China which results in direct sourcing in the Far East and the ability to better manage product quality, production and timely availability of products;

o diverse customer base comprised of more than 4,000 customers, with no one customer accounting for greater than 10% of net sales;

o  multiple distribution channels which enhance the Company's ability

o to sell slower moving items while minimizing the impact on gross profit margins; and

o distribution facilities strategically located throughout North America and Europe allowing the Company to better serve its customers which typically have multiple locations and with minimal inventory storage capacity

BUSINESS STRATEGY

The Company's growth strategy includes the following key elements:

      LICENSED PRODUCT LINE EXPANSION. The Company believes that by developing licensed products based principally on popular, classic characters and trademarks, it has established a core licensed product portfolio that is characterized by a longer product life cycle than is typical in the toy industry. The Company intends to continue to develop its licensed product line by targeting licensing opportunities where it can take advantage of licensor advertising, publicity and media exposure. The Company believes that its broad line of licensed products prevents it from becoming overly dependent on a single product or customer.

      DEVELOPMENT OF INNOVATIVE TOYS AND NEW PRODUCT CATEGORIES. The Company believes that its development of proprietary toys and other licensed-based product lines represent distinct unique products, which enhance its market identification and ability to acquire additional character and trademark licenses. The Company intends to develop new product categories targeted to both its amusement and retail customers. The Company strives to develop unique products with broad end-consumer appeal at competitive prices by identifying previously undeveloped or under-developed products or product categories and matching them with popular, classic licensed characters and/or trademarks. The Company believes it has successfully implemented this approach with its Looney Tunes product lines, Bugs & Daffy Talkin' Tunes, Sylvester & Tweety Talkin' Tunes, and Singin' & Swingin' Tweety, PLAY-FACES(R) product lines, Harley-Davidson Motor Company's HARLEY HOG(TM), and the COCA-COLA(R) POLAR BEAR.

      INTERNATIONAL EXPANSION. The Company plans to increase its international sales, primarily in Europe and Latin America, in both the amusement and retail markets through the Company's Hong Kong, United States and European distribution facilities and independent distributors. The Company believes that markets outside the United States present significant opportunities and are generally less competitive than the United States market. The Company commenced toy distribution and sales operations in Europe and Latin America in fiscal 1994. Since fiscal 1994, international sales have increased at an average annual rate in excess of 100%, and the Company believes there are additional significant opportunities for growth in international markets. Additionally, with the newly obtained worldwide manufacturing and distribution rights for Baby Looney Tunes, the Company will begin selling in new markets, including the Asia Pacific countries.

      RETAIL MARKET PENETRATION. The Company intends to broaden its retail distribution both domestically and internationally. Through its licensing and new product development strategies, the Company plans to further penetrate the retail market by continuing to develop and introduce new products (such as Talkin' Tunes(TM) anD Baby Looney Tunes(TM)) and product categories (such as PLAY-FACES(R)). Since fiscal 1994, retail sales have grown at a weighted average rate of 103.5% domestically, and at a weighted average rate of 95.9% internationally. Based on the Company's relatively small share of the retail toy market and its proven ability to develop product niches and obtain key licenses, retail products continue to be a growth opportunity for the Company.

      AMUSEMENT MARKET PENETRATION. With the Ace Acquisition, the Company believes that it has become the leading supplier of stuffed toys and novelty items to the domestic amusement market. The Company believes that this market is less susceptible to changing consumer preferences than the retail market. The Company believes that its broad and continually updated line of licensed and non-licensed stuffed toys and novelty items, its purchasing power, distribution facilities, and its reputation as a leading amusement supplier provide the Company with a competitive advantage over many other suppliers to this market. Since fiscal 1994, amusement sales have grown at a weighted average rate of 48.4% domestically, and at a weighted average rate of 128.4% internationally. While the Company believes there is greater opportunity to grow its retail and international businesses than its domestic amusement business, the latter provides the Company with a stable revenue base and consistent base of cash flow.

      DIRECT MAIL PENETRATION. The Company distributed its first direct mail catalog in October 1998 to consumers. A staff of veteran direct mail executives, with proven track records, was assembled to organize the product line and administer the systems necessary for smooth operations. The services of an experienced tele-marketing firm were contracted to handle the in-bound consumer calls, and a fulfillment house was selected to package and ship the consumer orders. The Company is in the process of purchasing mailing lists that are focused on our desired customer profile. The Company believes this venture provides growth opportunities and expands consumer awareness of the Company's product lines.

      ACQUISITION STRATEGY. The acquisition strategy of the Company is to find businesses with unique product lines (either licensed or non-licensed) which can be sold through the Company's existing distribution channels or businesses which have complimentary distribution channels for the Company's existing product lines. The Company believes that this strategy will result in greater sales while reducing the combined companies' general and administrative costs. The Ace and TLC acquisitions accomplished both of these acquisition objectives.

PRODUCTS

      The Company markets a variety of licensed and non-licensed stuffed toys and novelty items. The following chart shows the breakdown of the Company's net toy sales (which does not include vending sales) by principal product category:


                                         YEAR ENDED JULY 31,
                                -----------------------------------
                                  1998          1997         1996
                                 ------        ------       ------
                                          (IN MILLIONS)
Licensed products
     Stuffed toys ...........   $ 94.3        $ 63.4        $ 24.2
     Play-Faces(R) ..........      9.5          16.5          19.0
     Electronic toys ........     10.6           2.0          --
                                ------        ------        ------
                                 114.4          81.9          43.2
                                ------        ------        ------
Non-licensed products
     Stuffed toys ...........     32.3          38.7          22.1
     Novelty items ..........     13.3           8.8           5.4
     Electronic toys ........     15.1           4.8          --
                                ------        ------        ------
                                  60.7          52.3          27.5
                                ------        ------        ------
        Total ...............   $175.1        $134.2        $ 70.7
                                ======        ======        ======

                                  (PERCENTAGE OF NET TOY SALES)

Licensed products
     Stuffed toys ...........     53.9%         47.3%         34.2%
     Play-Faces(R) ..........      5.4          12.3          26.9
     Electronic toys ........      6.1           1.5          --
                                ------        ------        ------
                                  65.4          61.1          61.1
                                ------        ------        ------
Non-licensed products
     Stuffed toys ...........     18.4          28.8          31.2
     Novelty items ..........      7.6           6.5           7.7
     Electronic toys ........      8.6           3.6          --
                                ------        ------        ------
                                  34.6          38.9          38.9
                                ------        ------        ------
        Total ...............    100.0%        100.0%        100.0%
                                ======        ======        ======

LICENSED PRODUCTS

      In developing its licensed products, the Company seeks to take advantage of media exposure and goodwill accompanying its licensed characters and trademarks as well as the advertising and promotional programs provided by its licensors. Net sales of licensed products were $114.4 million and $81.9 million (64.2% and 59.7% of net sales) during fiscal 1998 and 1997, respectively.

      STUFFED TOYS. The Company designs, develops, markets and distributes over 2,000 different stuffed toys based upon its licenses for children's entertainment characters and corporate trademarks. Generally, the Company offers a variety of sizes and styles of its licensed stuffed toys. The Company seeks to develop its products around both existing and newly-acquired licenses for commercially established characters and trademarks. The Company's licensed stuffed toys are generally sold to both amusement customers as redemption prizes and to retail customers. Licensed stuffed toy products have suggested retail prices ranging from $5 to $30. To date, the Company's most successful licensed stuffed toy products have been those based on the Looney Tunes characters, which include standing, sitting and beanbag stuffed toys.

      PLAY-FACES(R). During the first quarter of fiscal 1995, the Company began selling its PLAY-FACES(R) line of sculpted toy pillows shaped in the facial likenesses of licensed animated characters. PLAY-FACES(R) are sold primarily to retail customers and have a suggested retail price of under $20. The Company believes its PLAY-FACES(R) line is a distinct product category which has enhanced its ability to acquire additional character and trademark licenses. PLAY-FACES(R) products accounted for 5.4% of the Company's net sales for fiscal 1998.

      ELECTRONIC TOYS. During 1997, the Company introduced a television promoted electronic stuffed toy, Tornado Taz(TM). Tornado Taz(TM) is a plush depiction of Tasmanian Devil(TM) that spins, shakes, grunts and laughs. The Company began selling this product during the fourth quarter of fiscal 1997. Sales of Tornado Taz(TM) accounted for $10.6 million and $2.0 million of the Company's net toy sales, or 6.0% and 1.5%, for fiscal 1998 and 1997, respectively. During fiscal 1998, the Company further developed the electronic stuffed toys by adding Bugs & Daffy Talkin' Tunes(TM), Sylvester & Tweety Talkin' Tunes(TM), and Singin' & Swingin' Tweety(TM). "Bugs & Daffy Talkin' Tunes(TM) is a plush depiction of Bugs Bunny(TM) and Daffy Duck(TM), and Sylvester & Tweety Talkin' Tunes(TM) is a plush depiction of Sylvester(TM) and Tweety(TM) each of which converse utilizing infrared technology. A squeeze of each stuffed toy's hand initiates the pre-recorded conversations. Singin' & Swingin' Tweety(TM) is a plush depiction of Tweety(TM), incorporating motioN sensor technology, that sits in his birdcage happily singing & swinging on his perch. When motion is detected he exclaims "Oh, I tawt I taw a putty tat! I did! I did see a putty tat!"

NON-LICENSED PRODUCTS

      The Company markets and distributes a broad line of non-licensed products, including stuffed toys, electronic toys and novelty items. The Company's non-licensed product line includes stuffed and electronic toys designed and developed internally, stuffed toy and novelty product lines selected and modified by the Company from the product lines of third party manufacturers, and stuffed toys and novelty items purchased directly from third party manufacturers. Net sales of non-licensed products were $60.7 million and $52.3 million (34.1% and 38.0% of net sales) during fiscal 1998 and 1997, respectively.

      STUFFED TOYS. The Company designs, develops, markets and distributes a broad line of non-licensed stuffed toys, consisting principally of generic animal characters and a broad variety of seasonal and holiday characters. The Company's non-licensed stuffed toys are principally marketed to the amusement market for use as redemption prizes. The Company frequently redesigns, by color and otherwise, its product line. Over the three year period ended July 31, 1998, sales of non-licensed stuffed toys have decreased as a percentage of total net toy sales, primarily due to changing consumer trends and towards preference licensed merchandise and the Company's decision to focus its working capital on the growth of its licensed products and novelty item sales. No single non-licensed stuffed toy accounted for more than 10% of the Company's net sales during fiscal 1998, 1997 or 1996.

      NOVELTY ITEMS. The Company markets and distributes a broad line of novelty items to the amusement market for use as redemption prizes. The Company's novelty items principally include plastic toys, cosmetic jewelry, novelty school supplies, inexpensive electronic toys and radios, rubber balls and styrofoam gliders. The Company frequently changes its mix of novelty items. No single novelty item accounted for more than 10% of the Company's net sales or 10% of the Company's net sales of novelty items during fiscal 1998.

      ELECTRONIC TOYS. During 1997, the Company entered the large doll market with the introduction of a set of interactive dolls, the Talkin' Tots(TM) which talk and sing together utilizing infrareD technology. A squeeze of each doll's hands initiates the pre-recorded conversations, singing of the alphabet and two other nursery rhymes. The conversations and nursery rhymes are recorded in several languages. The Company began selling this product during the fourth quarter of fiscal 1997. Sales of the Talkin' Tots(TM) accounted for $15.1 million, or 8.6%, and $4.8 million, or 3.6%, of the Company's net toy sales for fiscal 1998 and 1997, respectively.

LICENSE AGREEMENTS

      Approximately 64.2%, 59.7% and 58.2% of the Company's net sales in fiscal 1998, 1997 and 1996, respectively, were derived from product lines based on entertainment character or corporate trademark licenses. Products based on Looney Tunes' characters accounted for 50.6% of net sales in fiscal 1998. The Company's licenses generally have terms of one to three years and limit sales to certain geographic territories and distribution channels. The Company's license agreements typically require the payment of non-refundable advances and guaranteed minimum royalties. Certain of the Company's material licenses are non-exclusive. The Company emphasizes licenses that permit the Company to market toys based on characters or trademarks which develop their own popular identity, often through exposure in television programs, movies, cartoons and comic books and, in the case of popular, classic characters, often through exposure over many years. The Company's license agreements also require the Company to obtain approval of the Company's third party manufacturers and approval of the product from the licensor. Generally, the Company's license agreements also require the Company to carry specified types and amounts of insurance. The Company's license agreements generally require licensor approval prior to merger, reorganization, certain stock sales, or any assignment of the license, and certain of the license agreements require prior approval by the licensor of certain "Key" or "Executive" management changes of the licensee.

      In addition to seeking licenses for popular, classic characters and trademarks, the Company also seeks to acquire licenses for new characters developed and introduced by leading entertainment companies. The successful marketing of a product based on a character generally requires the Company to anticipate and evaluate the popularity of such characters, and to capitalize on the success of such characters in a timely manner. A determination to acquire a character license must frequently be made before the commercial introduction of the property in which the new licensed character appears. Since many toy products based on licensed characters are successfully marketed for only one or two years, the success of the Company's character licensing program is dependent upon the ability of management to acquire licenses and to develop the corresponding products in a timely manner.

SALES, MARKETING AND DISTRIBUTION

      The Company markets and distributes its products domestically and internationally to a diverse customer base within the amusement and retail toy markets. The following table sets forth information concerning the Company's domestic and international net toy sales (which do not include vending sales) by distribution channel. Sales by the domestic division, including export sales, such as those to customers in Latin America, are considered domestic sales. The export sales for fiscal 1998, 1997 and 1996 were $14.4 million, $2.6 million, and $1.4 million, respectively. Sales by the European subsidiary are considered international sales.

                                              YEAR ENDED JULY 31,
                                      ----------------------------------
                                       1998          1997          1996
                                      ------        ------        ------
                                                (IN MILLIONS)
Domestic toy sales:
     Retail .......................   $ 41.8        $ 31.7        $ 20.8
     Amusement ....................    101.6          81.4          40.8
                                      ------        ------        ------
                                       143.4         113.1          61.6
                                      ------        ------        ------
International toy sales:
     Retail .......................     10.1           6.6           2.4
     Amusement ....................     21.6          14.5           6.7
                                      ------        ------        ------
                                        31.7          21.1           9.1
                                      ------        ------        ------
        Total .....................   $175.1        $134.2        $ 70.7
                                      ======        ======        ======

                                       (AS A PERCENTAGE OF NET TOY SALES)

Domestic toy sales:
     Retail .......................     23.9%         23.6%         29.4%
     Amusement ....................     58.0          60.7          57.7
                                      ------        ------        ------
                                        81.9          84.3          87.1
                                      ------        ------        ------
International toy sales:
     Retail .......................      5.8           4.9           3.4
     Amusement ....................     12.3          10.8           9.5
                                      ------        ------        ------
                                        18.1          15.7          12.9
                                      ------        ------        ------
        Total .....................    100.0%        100.0%        100.0%
                                      ======        ======        ======


      DOMESTIC SALES. The Company's domestic sales are to amusement customers including theme parks such as Premier/Six Flags, Paramount, Universal Studios, Busch Gardens and Sea World, family entertainment centers such as Tilt, Dave and Buster's, Inc. and Namco, carnivals, state fairs and arcade operations, and retail customers including mass merchandisers such as Wal-Mart, KMart and Target and specialty retailers such as Toys "R" Us and Kay Bee Toy. During fiscal 1998, 1997, and 1996, no domestic customer accounted for more than 10% of net sales to domestic customers.

      The Company markets its products to amusement and retail customers in the United States through sixty-six salaried in-house salespersons and through twenty-five commissioned independent sales representatives. The Company's in-house and independent sales representatives generally utilize product samples, catalogs, brochures and other promotional materials to market the Company's products at trade shows, on-site visits to customers and customer visits to the Company's showrooms. The Company maintains domestic product showrooms in San Antonio, Texas; Chicago, Illinois; Los Angeles, California; New York, New York; and Woodinville, Washington, where it displays its amusement and retail product lines. The Company's product catalogs and brochures are designed and developed in-house. Senior management coordinates and supervises the Company's sales personnel and coordinates the Company's independent sales representatives and directly participates in marketing to its customers. No sales representative generated more than 10% of net sales to domestic customers during fiscal 1998.

      The Company distributes its products from its warehouse/distribution facilities located in San Antonio, Texas; Los Angeles, California; Chicago, Illinois; Woodinville, Washington; and Burnaby, British Columbia, and arranges direct shipments from the Far East to its larger retail customers. During the third quarter of fiscal 1996, the Company established an office in Hong Kong to enhance its product development and purchasing capabilities, centralize quality control and expand its vendor base in the Far East. In fiscal 1998, the Company further extended its Far East presence by opening an office in China to assist the Hong Kong office with its responsibilities.

      The Company's retail customers are among the largest retailers in the United States. The retail customers, which accounted for 29.2% of net sales for fiscal 1998, principally consist of mass merchandisers such as Wal-Mart, KMart and Target, and specialty retailers such as Toys "R" Us and Kay Bee Toy. Due to their purchasing volumes and desire to minimize inventory risk, these retailers are increasingly requiring suppliers, including the Company, to maintain more of the inventory on hand domestically. Accordingly, the Company is participating in the electronic data interchange ("EDI") programs with Wal-Mart, Target, Sears, KMart, Spencer Gifts, Mervyns and Toys "R" Us and is testing the EDI programs with Linens and Things. The Company plans to participate in EDI programs with several of its other major retail customers. To participate, the Company notifies the customer(s) of its desire to participate, and upon the successful exchange of test data, the Company seeks approval to become an EDI participant with the customer. No fees or other commitments are required to participate. The Company believes that this participation will allow the Company to monitor store inventory levels, schedule production to meet anticipated reorders and maintain sufficient inventory levels to both serve its customers and better manage its inventory. The Company does not anticipate that it will be required to make significant additional capital expenditures or to hire additional employees in order to participate in such EDI programs. The Company is also testing the advanced shipping notice ("ASN") program, which is part of the EDI program, with Mervyns, Sears and Target. The ASN program provides information to the customer before shipment arrives. The Company believes that this participation will expedite the customer's receiving process and significantly reduce invoice quantity discrepancies.

      In addition to theme parks, family entertainment centers and carnivals, the Company distributes its amusement merchandise to Fun Services(R), fundraising and premium customers. Fun Services(R) consists of sales to approximately fifty franchisees throughout the United States whereby Play-By-Play is the franchisor. The Fun Services(R) franchisees sell products at schools, churches and company fairs. The most notable sales program is the Santa's Secret Shop(R) which allows school children and their families to purchase Christmas gifts on the school premises during the holiday season. Fun Services(R)sales during fiscal 1998 and 1997 were $6.5 million and $7.1 million, respectively. The fundraising distribution channels consist principally of various not-for-profit organizations or their independent event contractors. The premiums distribution channel designs, develops and/or sources stuffed toys and novelty items specifically customized for customers. These products are typically distributed by the customer to their clients or employees as promotional or incentive items. During fiscal 1998, premium and fundraising sales totaled $14.7 million.

      Generally, the Company does not sell any of its products on a consignment basis and accepts returns only for defective merchandise. In certain instances, where retailers are unable to resell the quantity of products which they have ordered from the Company, the Company may, in accordance with industry practice, assist retailers in selling such excess inventory by offering discounts and other concessions. Returns, concessions and canceled orders have historically been immaterial to the Company's net sales.

      INTERNATIONAL SALES. The Company began its international expansion with the opening of its distribution facility in Valencia, Spain in August 1993. In November 1996, the Company acquired TLC with distribution facilities in Doncaster, England. The Company's principal international customers are located in Spain, the United Kingdom, France, Benelux, Italy, Germany, Portugal, Israel, Scandinavia, Ireland, Greece, Austria and certain Eastern European countries. The Company is in the process of further expanding its distribution base in the Middle East and South Africa.

      The Company markets its products to amusement and retail customers in Spain through fifteen independent commissioned sales representatives located in Valencia, through eighteen independent commissioned sales representatives located in the United Kingdom and Ireland and through eighteen independent distributors located in France, Benelux, Italy, Germany, Austria, Portugal, Malta, Greece, South Africa, the Middle East, Scandinavia and Eastern Europe, each of which markets products principally within the country in which it is located. Foreign independent distributors typically retain their own sales representatives. The Company maintains product showrooms in Valencia, Spain and Doncaster, England to display its product lines, and the Company's independent distributors maintain their own product showrooms to display the Company's products.

      The Company distributes its amusement and retail products to European customers through its Company-operated European facilities. The Company's international product line generally includes its products offered in the United States. The Company also offers products based upon licenses from domestic licensors, which are exclusive to the European market and licenses from foreign licensors such as certain major professional soccer teams in Europe.

      The Company believes that the retail industry in Europe is as competitive as that of the United States. The Company's license agreements in Europe are generally broader than its domestic license agreements. Additionally, the European licenses generally provide broader availability in terms as to whom the Company can sell its products. The Company believes that fully utilizing these licenses is a growth opportunity. Additionally, the Company also plans to introduce certain new retail products, such as Tornado Taz(TM), Talkin'
Tunes, and Singin' & Swingin' Tweety to the European market.

      The Company believes that the amusement industry in Europe is generally less competitive than that of the United States. The amusement industry in Europe is fragmented and competitors are generally local. The Company believes that it was the first to develop and use a product catalogue for European amusement sales. The amusement industry in Europe has generally had limited access to licensed products but this trend is slowly changing.

      Amusement customers include theme parks such as Port Aventura, Isla Magica and Monte Tibidabo in Spain and Alton Towers, H. B. Leisure and Chessington Park in the United Kingdom, Fort Fun Abenteurland and Warner Bros. Movie World in Germany, Parc Asterix in France, Walibi in Belgium, Efteling in Holland, and carnivals, fairs and arcade operations. International retail customers include mass merchandisers such as J-Sainsbury, Tescos, British Homes Stores, Aucham, Casa, Alcampo, Toys "R" Us, El Corte Ingles, Hipercor, Cana De Azucar and specialty retailers.

DESIGN AND DEVELOPMENT

      The Company relies on its senior management personnel and its marketing department to target licensing opportunities and its product development department to design and develop additions to its product line. The Company typically drafts initial product drawings and produces toy prototypes in-house. The Company maintains its sample design department in San Antonio, Texas. The design department enables the Company to expedite the approval of licensed products from licensors which usually retain the right to approve the licensed products being marketed by the Company. To date, the Company has experienced little difficulty in obtaining licensor approval of these products. The Company's marketing department also designs product packaging and promotional materials. To minimize the risk associated with introducing new products, the Company normally solicits the reactions of select customers to prototypes prior to production.

MANUFACTURERS AND SUPPLIERS

      The Company contracts with third party manufacturers in the Far East, principally within The People's Republic of China ("China"), to manufacture its stuffed toy products and PLAY-FACES(R) products. The Company's novelty items and electronic toys are manufactured by third parties located in China, Taiwan and Hong Kong. The Company's senior management negotiates the majority of its manufacturing contracts without using agents. During the third quarter of fiscal 1996, the Company established an office in Hong Kong to enhance the Company's product development and purchasing capabilities, more easily manage quality and shipping schedules and expand its vendor base in the Far East. The Far East is the largest and most widely used manufacturing center of toys in the world. Decisions related to the choice of manufacturer are based on price, quality of merchandise, consistency and the ability of a manufacturer to meet the Company's timing requirements for delivery. The Company is not a party to long-term contractual or other arrangements with any manufacturer and often uses more than one manufacturer to produce a single product. The majority of the Company's manufacturing is arranged directly by the Company with the manufacturing facilities. No manufacturer accounted for more than 10% of the Company's purchases of toy products during fiscal 1998. While the Company believes that it is not dependent on any single manufacturer in the Far East, the Company could be materially, adversely affected by political or economic disruptions affecting the business or operations of third party manufacturers located in the Far East.

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

ADVERTISING

      The Company intends to continue to utilize a promotional strategy whereby the Company will advertise certain of its proprietary products. The Company believes that television advertising of retail merchandise, properly utilized, has a positive effect on sales. Although a majority of the Company's retail advertising budget is allocated to television, the Company continues to expend a portion if its advertising budget to promote its products through retail catalogs, advertisements in trade magazines, and cooperative promotional efforts of retailers. In addition, the Company believes its licensed products benefit from favorable media exposure such as television programs, movies, commercials, cartoons and comic books, and by advertising, promotional and other media events generated by licensors. The Company's advertising expenses were approximately $7.6 million, $2.7 million and $688,000 during fiscal years 1998, 1997 and 1996, respectively. The Company's amusement merchandise is typically promoted to the industry via advertisements in trade publications and catalogs, while retail merchandise is advertised in television promotions. Advertising expenses consist primarily of costs incurred in the design, development, printing and shipping of Company catalogs and a limited number of advertisements in trade publications such as THE TOY BOOK(TM), AMUSEMENT BUSINESS(TM) and REPLAY MAGAZINE(TM).

VENDING OPERATIONS

      The Company owns and operates approximately 1,353 coin-operated amusement game machines (crane machines, compact disc jukeboxes and video game machines) located primarily in Texas, of which approximately 786 are placed in Pizza Hut(R) restaurants. The other approximately 567 coin-operated amusement game machines are generally operated under month-to-month arrangements with numerous other small businesses. The Company believes that operating crane machines improves its ability to serve its amusement customers. The Company shares machine revenues with the owners of locations where the machines are placed. Approximately 1.6%, 2.3% and 4.6% of the Company's net sales in fiscal 1998, 1997 and 1996, respectively, were derived from the Company's vending operations. The Company currently intends to maintain its present level of vending operations. However, the Company anticipates that its vending revenues will continue to decrease as a percentage of net sales due to the Company's decision to focus its working capital on the growth of its licensed product sales.

COMPETITION

      The Company faces vigorous competition in the sale of its products. Competitive factors include new product development, the procurement of licenses, timely shipment of products, price, product appeal and the availability of retail shelf space. The toy industry is highly fragmented with several hundred domestic and international toy companies, importers and distributors. The Company competes with many larger, better-capitalized companies, including the Company's licensors, in the design, development, marketing, and distribution of toys, and the procurement of licenses. The Company's principal competitors in the retail industry include all major toy companies. Certain of the Company's licensors, including The Walt Disney Company, Time Warner Entertainment Company, L.P., Harley-Davidson Motor Company and The Coca-Cola Company, distribute competing products through proprietary retail outlets and amusement parks. In addition, the Company faces competition from a number of smaller toy companies, some of which market single products.

PRODUCT LIABILITY

      Products that have been or may be developed or sold by the Company may expose the Company to potential liability from personal injury or property damage claims by end-users of such products. The Company currently maintains product liability insurance coverage in the amount of $1.0 million per occurrence, with a $20.0 million liability umbrella policy. There can be no assurance that the Company will be able to maintain such coverage or obtain additional coverage on acceptable terms, or that such insurance will provide adequate coverage against any potential claims. Moreover, even if the Company maintains adequate insurance, any successful claim could materially and adversely affect the reputation and prospects of the Company.

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

      The sale of franchises is regulated by the Federal Trade Commission and by certain state agencies located in jurisdictions where the Company has franchisees. Principally, these regulations require certain written disclosures to be made prior to the offer for sale of a franchise. The disclosure documents are subject to state review and registration requirements and must be periodically updated, not less frequently than annually. In addition, some states have relationship laws which prescribe the basis for terminating franchisees' rights and regulate both the Company's and its franchisee's post-termination rights and obligations. The Company believes it is in material compliance with all applicable franchise laws.

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

      Prior to January 1, 1998, Spain imposed an import duty for certain products imported into the country from China that exceed specified levels. On January 1, 1998, Spain abolished the quota on toys. Although this import duty exemption covers all items currently imported by the Company from China to Spain, future changes in such regulation or in the items imported could result in the imposition of import duties.

TRADEMARKS

      The Company has registered trademarks for Play-By-Play(R) and PLAY-FACES(R) in the United States and in Spain. The Company has registered trademarks for Talkin' Tots(R) in the United States. The Company has filed an application to register Talkin' Tunes and Penny and Patches as trademarks in the United States.

EMPLOYEES

      As of July 31, 1998, the Company employed approximately 736 people in its toy operations and 21 people in its vending operation. Of the 736 employees in the toy operations, approximately 450 are engaged in warehousing and distribution, 97 are engaged in finance and administration, 151 are engaged primarily in sales and marketing, and 38 are engaged in product development. A union represents some of the Company's employees in Chicago, Illinois. In Spain, the Company is subject to various governmental regulations relative to its employees, and has standard national employment contracts with all of its Spanish employees. The Company believes its relationship with its employees is satisfactory.

RISK FACTORS

      THIS REPORT CONTAINS, IN ADDITION TO HISTORICAL INFORMATION, FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE COMPETITIVE AND ECONOMIC FACTORS, CHANGES IN CONSUMER PREFERENCES, PRICE CHANGES BY COMPETITORS, RELATIONSHIPS WITH LICENSORS AND CUSTOMERS, ABILITY TO MANAGE GROWTH, ABILITY TO SOURCE PRODUCTS, INTERNATIONAL TRADE RELATIONS, MANAGEMENT OF QUARTER TO QUARTER RESULTS, INCREASES IN COSTS OF RAW MATERIALS, TIMING OF TECHNOLOGICAL ADVANCES BY THE COMPANY AND ITS COMPETITORS, LACK OF ACCEPTANCE BY CONSUMERS OF NEW PRODUCTS, AND THE OTHER FACTORS DISCUSSED IN THIS SECTION AND ELSEWHERE HEREIN. UPDATED INFORMATION WILL BE PERIODICALLY PROVIDED BY THE COMPANY AS REQUIRED BY THE SECURITIES EXCHANGE ACT OF 1934.

      RISKS ASSOCIATED WITH LICENSE AGREEMENTS. Sales of licensed products accounted for approximately 64.2% of the Company's net sales during fiscal 1998. The Company's license agreements generally require minimum guarantees, obligating the Company to make specified royalty payments regardless of sales. The Company's existing license agreements generally have terms ranging from one to four years. As the Company continues to obtain additional licenses, the Company expects greater pressure to be placed on the Company's liquidity needs to fund significant additional royalty advances and guarantees of minimum royalty payments. In the past, the Company has been successful in renewing its significant licenses and none of its significant licenses has been terminated; however, there can be no assurance that the Company will be able to procure new license agreements or renew existing license agreements, or that existing licenses will not be terminated. There also can be no assurance that the renewal of existing licenses or obtaining of additional licenses for characters or trademarks can be effected on commercially reasonable terms. The Company's license agreements limit both the products that can be manufactured thereunder and the territories and markets in which such products may be marketed. Generally, the Company's license agreements require licensor approval before any merger or reorganization involving the licensee, certain stock sales, or assignment of the license. Certain license agreements require licensor approval of management changes. In addition, the Company's licensors typically have the right to approve, at their sole discretion, the products developed by the Company and the third party manufacturer of such products. Obtaining such approvals may be time consuming and could adversely affect the timing of the introduction of new products. Certain of the Company's significant licenses are non-exclusive. Licenses that overlap the Company's licenses with respect to products, geographic areas and markets have been and may continue to be granted to competitors of the Company which may adversely affect the Company's product sales.

      Approximately 50.6% of the Company's net sales in fiscal 1998 were derived from the sale of products based on Warner Brothers' "Looney Tunes". As a result, a loss of the Time Warner license rights would have a material adverse effect on the Company. The Company expects that Time Warner may from time to time consider various opportunities, whether developed internally or proposed by third parties, involving the commercial exploitation of the "Looney Tunes" characters. Time Warner would be free to pursue such opportunities directly or with others, including products and markets licensed to the Company. There can be no assurance that Time Warner will offer any such business opportunities to the Company or that such opportunities will be offered on terms acceptable to the Company.

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

      DEPENDENCE ON KEY PERSONNEL. The Company's future success will be highly dependent on the continued efforts of Arturo G. Torres, Chairman of the Board and Chief Executive Officer, Mark A. Gawlik, President and Chief Operating Officer, Saul Gamoran, Executive Vice President, General Counsel and Secretary, Raymond G. Braun, Chief Financial Officer and Treasurer, and Francisco Saez Moya, President, Play By Play Europe, S.A. Although Mr. Torres is actively involved in the management of the affairs of the Company, he is also involved in various private business endeavors. Other than employment agreements with Mr. Gamoran and Mr. Braun and two other employees, the Company has no employment agreements or noncompete agreements with, or key-man life insurance on the lives of, any of its senior management or employees. The loss of the services of one or more of such key personnel could have a material adverse effect upon the Company. The Company's success is also dependent upon its ability to retain its key management, sales, marketing, financial and product development personnel and to attract other personnel to satisfy the Company's needs. There can be no assurance that the Company will be successful in retaining and attracting such personnel.

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

China currently enjoys MFN status under United States tariff laws, which provides the most favorable category of United States import duties. There has been, and may be in the future, opposition to the extension of MFN status for China. The loss of MFN status for China would result in a substantial increase in the import duty of toy products (currently 70% for non-MFN countries) manufactured in China which would result in increased costs for the Company. Although the Company would attempt to mitigate this increased cost by shifting its production to other countries, there can be no assurance that the Company would be successful in attempting to shift production within a reasonable period of time. Prior to January 1, 1998, Spain imposed an import duty for certain products imported into the country from China that exceed specified levels. On January 1, 1998, Spain abolished the quota on toys. Although this import duty exemption currently covers all items currently imported by the Company from China to Spain, future changes in such regulation or in the items imported could result in the imposition of import duties.

      RISK OF FOREIGN OPERATIONS. Foreign operations are generally subject to risks such as transportation delays and interruptions, political and economic disruptions, the imposition of tariffs and import and export controls, changes in governmental policies, delays in and restrictions on the transfer of funds and currency fluctuations. For example, purchases of inventory by the Company's European subsidiary from its suppliers in the Far East are subject to currency risk to the extent that there are fluctuations in the exchange rate between the United States dollar, the Spanish peseta and the British pound. Certain of this European subsidiary's license agreements call for payment of royalties in a currency different from the functional currency, and these arrangements subject the Company to currency risk to the extent that exchange rates fluctuate from the date that royalty liabilities are incurred until the date royalties are actually paid to the licensor. While the Company to date has not experienced any material adverse effects due to its foreign operations, there can be no assurance that such events will not occur in the future and any growth of the Company's international operations will subject it to greater exposure to risks of foreign operations. Three Latin American customers accounted for $7.7 million of the trade receivables outstanding at July 31, 1998, which approximates 15.6% of the total outstanding trade receivables. The Company will from time to time examine the need, if any, to engage in hedging transactions to reduce the risk of currency fluctuations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

      POTENTIAL FOR PRODUCT LIABILITY CLAIMS. Products that have been or may be developed or sold by the Company may expose the Company to potential liability from personal injury or property damage claims by end-users of such products. The Company currently maintains product liability insurance coverage in the amount of $1.0 million per occurrence, with a $20.0 million umbrella policy. The Company's license agreements and certain customers require the Company to carry specified types and amounts of insurance. There can be no assurance that the Company will be able to maintain such coverage or obtain additional coverage on acceptable terms, or that such insurance will provide adequate coverage against any potential claims. Moreover, even if the Company maintains adequate insurance, any successful claim could materially and adversely affect the reputation and prospects of the Company. The Company believes that its products meet all applicable safety standards. See "Business - Licensing," "-Product Liability" and "-Legal Proceedings."

      COMPETITION. The toy industry is highly competitive. Many of the Company's competitors have longer operating histories, broader product lines and greater financial resources and advertising budgets than the Company. In addition, the toy industry has nominal barriers to entry. Competition is based primarily on the ability to design and develop new toys, procure licenses for popular characters and trademarks, and successfully market products. Many of the Company's competitors, including the Company's licensors, offer similar products or alternatives to the Company's products. Licenses that overlap the Company's licenses with respect to products, geographic areas and markets have been and may continue to be granted to competitors of the Company. Certain of the Company's licensors, including The Walt Disney Company, Warner Brothers', Harley-Davidson Motor Company and The Coca-Cola Company, distribute competing products through proprietary retail outlets and amusement parks. The Company's retail toy products compete with other toy products for retail shelf space. There can be no assurance that shelf space in retail stores will be available to support the Company's existing products or the expansion of the Company's products or product lines. See "Business." There can be no assurance that the Company will be able to continue to compete effectively in this market place. See "Business - Competition."

      RAW MATERIALS PRICES. The principal raw materials in most of the Company's products are petrochemical derivatives, taffeta, acrylic textiles, plastics, polyvinyl chloride, polyethylene and high impact polystyrene. The prices for such materials are influenced by numerous factors beyond the control of the Company, including general economic conditions, competition, labor costs, import duties and other trade restrictions and currency exchange rates. Changing prices for such raw materials may cause the Company's results of operations to fluctuate significantly. A large, rapid increase in the price of raw materials could have a material adverse effect on the Company's operating margins unless and until the increased cost can be passed along to consumers.

      YEAR 2000. Similar to many business entities, the Company will be impacted by the inability of computer application software programs to distinguish between the year 1900 and 2000 due to a commonly-used programming convention. Until such programs are modified or replaced prior to 2000, calculations and interpretations based on date-based arithmetic or logical operations performed by such programs may be incorrect.

      Management's plan addressing the impact on the Company of the Year 2000 issue focuses on the following areas: application systems, process control systems (embedded chips), technology infrastructure, and third party business partners and suppliers with which the Company has significant relationships.

Management's analysis and review of these areas is comprised primarily of five phases: developing an inventory of hardware, software and embedded chips; assessing the degree to which each area is currently in compliance with Year 2000 requirements; performing renovations and repairs as needed to attain compliance; testing to ensure compliance; and developing a contingency plan if repair and renovation efforts are either unsuccessful or untimely.

      Management has substantially completed the inventory and assessment phases regarding application systems, process control systems and technology infrastructure, and is performing upgrades, repairs and testing of the former two categories. The review of physical infrastructure and business partners and merchandise suppliers is in the inventory stage. While the Company anticipates that any additional assessment efforts will be completed by the end of calendar year 1999. Costs incurred to date have primarily consisted of labor from the redeployment of existing information technology, legal and operational resources as well as computer hardware and software costs. The Company has budgeted approximately $5.0 million for these Year 2000 compliance efforts, however, the Company's Year 2000 program is an ongoing process and the estimates of costs and completion dates for various aspects of the program are subject to change.

      The Company is currently replacing its financial and core business system software with new applications that are Year 2000 compliant. The Company has formed a contingency team to develop a work plan in the event that such programs are not fully operational by July of calendar year 1999. The Company does not presently anticipate a material business interruption as a result of the Year 2000.

      The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Company's current and planned activities with respect to the Year 2000 problem are expected to significantly reduce the Company's level of uncertainty about the problem and, in particular, about the Year 2000 compliance and readiness of its material customers and suppliers. The Company believes that, with the implementation of new business systems and completion of the planned activities as scheduled, the possibility of significant interruptions of normal operations should be reduced.

      Although there is a risk that the Company's plans for achieving Year 2000 compliance may not be completed on time, failure to meet critical milestones identified in our plans would provide advance notice such that appropriate steps could be taken to mitigate the risk of failure. Management believes that its customers and suppliers would also receive advance notice allowing them to implement alternate plans.

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

      GROWTH STRATEGY. The Company's growth strategy provides for further development and diversification of the Company's retail and amusement toy business, expansion into new distribution areas, such as catalog, including the attempted acquisition of additional license agreements and further expansion into international markets. Implementation of the strategy is subject to risks beyond the Company's control, including competition, lack of market acceptance of new products, changes in economic conditions, the inability to obtain or renew licenses on commercially reasonable terms and the inability to finance the increased levels of accounts receivable and inventory necessary to support sales growth, if any. There can be no assurance that the expansion of the Company's business will be successfully implemented. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

      RAPID GROWTH. The Company experienced significant growth in net sales and net income in fiscal 1998, 1997 and 1996. As a result of the Company's limited operating history and sales and income growth, period-to-period comparisons of operating results may not be meaningful and results of operations from prior periods may not be indicative of future results. There can be no assurance that the Company will continue to experience growth in, or maintain its present level of, net sales or net income. Rapid growth also may render the Company unable to successfully manage inventory, information systems, and other aspects of its business. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

      SHARES ELIGIBLE FOR FUTURE SALE. The Company has 7,315,000 shares of Common Stock outstanding as of October 28, 1998. Certain shares of Common Stock are "restricted securities" under the Securities Act of 1933, as amended (the "Securities Act"). These "restricted securities," and any shares purchased by affiliates of the Company, may be sold only if they are registered under the Securities Act or pursuant to an applicable exemption from the registration requirements of the Securities Act, including Rule 144 thereunder. There are 1,639,500 shares of common stock owned by existing shareholders and registered pursuant to a registration statement on Form S-3 as filed by the Company on June 2, 1998 allowing for the resale of such shares free of restriction by applicable securities laws. There are also (i) 1,834,200 shares of Common Stock reserved for issuance under outstanding options to purchase shares of Common Stock, (ii) 217,000 shares of Common Stock subject to outstanding warrants and (iii) a maximum of 937,500 shares of Common Stock issuable upon partial or total conversion, if any, of the Company's outstanding convertible debentures. In addition, various persons have "piggy-back" and demand registration rights to register shares of Common Stock issuable upon the exercise of certain warrants for public sale under the Securities Act. No prediction can be made as to the effect, if any, that future sales of shares, or the availability of shares for future sales, will have on the market price of the Common Stock. The sale of substantial amounts of Common Stock, or the perception that such sales could occur, could adversely affect the prevailing market price for the Common Stock.

      DIVIDEND POLICY. The Company has never paid any cash dividends. For the foreseeable future, the Company expects to retain earnings to finance the expansion and development of its business. Any future payment of cash dividends will be within the discretion of the Company's Board of Directors, and will depend on, among other factors, the earnings, capital requirements, operating and financial condition of the Company and other relevant factors, and compliance with various financing covenants such as those contained in the agreements relative to the credit facilities to which the Company is or may become a party. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."


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

      POSSIBLE VOLATILITY OF STOCK PRICE. Market prices for the Common Stock may be influenced by a number of factors, including the Company's operating results and other factors affecting the Company specifically, and the toy industry and the financial markets generally, as well as the depth and liquidity of the market for the Common Stock. The Company believes that the market price of its Common Stock will reflect expectations that the Company will be able to continue to operate and grow its business profitability. If the Company is unable to do so at a pace that reflects the expectations of the market, investors could sell shares of the Common Stock at or after the time that it becomes apparent that such expectations may not be realized, resulting in a decrease in the market price of the Common Stock. In recent years the stock market has experienced extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to their operating performance. In the past, the Company's Common Stock price has been extremely volatile and has experienced substantial and sudden fluctuations; accordingly, such volatility may continue in the future.

      EXPIRATION OF LINE OF CREDIT. The line of credit matures January 15, 1999. The Company expects to either extend or refinance the Credit Facility prior to January 15, 1999. However, there is no assurance that the Company will be able to refinance or obtain a new line of credit, or that if obtained, it will be on terms at least as favorable as those on the existing line of credit.

ITEM 2.  PROPERTIES

      The Company's principal executive offices, warehouse and showroom are located at 4400 Tejasco, San Antonio, Texas, where the Company occupies 39,450 square feet of office space, 8,600 square feet of showroom space and 192,014 square feet of warehouse space, pursuant to lease agreements that expire during January and December 2003.

      The Company owns the Chicago, Illinois property and building comprising of 9,920 square feet of office space, 6,480 square feet of showroom space, and 363,100 square feet of distribution and warehouse space. The Company has a 51% ownership interest in the Los Angeles, California property and building comprised of 6,400 square feet of office space, 6,220 square feet of showroom space, and 234,740 square feet of distribution and warehouse space. The remaining 49% interest in the Los Angeles, California facility is owned by and leased from certain of the Ace Sellers.

      The Company also leases the space occupied by its other offices, warehouses, distribution centers and showrooms as follows:

                                                                 APPROXIMATE
           LOCATION                   TYPE OF FACILITY          SQUARE FOOTAGE
         -----------                -------------------       ------------------
      New York, New York             Showroom                        4,600

      Los Angeles, California        Warehouse                     119,000

      Woodinville, Washington        Office/Warehouse               34,100

      Kowloon, Hong Kong,
       China                         Office/Showroom/Warehouse       2,300

      Burnaby, British Columbia,     Office/Warehouse               23,500
      Canada and Mississauga,
       Ontario

      Doncaster, England             Office/Showroom/Warehouse      36,000

      Valencia, Spain                Office/Showroom/Warehouse     108,130

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



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

MARKET INFORMATION

      The Company's Common Stock is traded on the Nasdaq National Market System under the symbol "PBYP." The table sets forth, for the fiscal periods indicated, the reported high and low close sale prices of the Company's Common Stock, as reported on the Nasdaq National Market System:


                                      1998                      1997
                             ---------------------     ---------------------
                               HIGH          LOW         HIGH          LOW
                             --------      -------     --------      -------
First Quarter ...........     $23.63       $16.25       $10.00       $ 7.50
Second Quarter ..........      21.38        16.25        12.00         8.13
Third Quarter ...........      21.38        16.19        14.25         9.75
Fourth Quarter ..........      17.75         9.06        16.00        12.38

STOCKHOLDERS

      According to the records of the Company's transfer agent, the Company had 98 holders of record of Common Stock as of October 20, 1998. The Company believes that a substantially larger number of beneficial owners hold such shares in depository or nominee form.

DIVIDENDS AND DISTRIBUTIONS

      The Company has never declared nor paid cash dividends to date on its Common Stock and does not anticipate paying any cash dividends on its Common Stock in the near future. It is the current policy of the Board of Directors (the "Board") to retain earnings to finance the operations and development of the Company's business. The Company is limited from paying dividends by certain provisions of the Company's Credit Facility. Any future determination as to the payment of cash dividends will depend on a number of factors, including future earnings, capital requirements, the financial condition and prospects of the Company and any restrictions under credit agreements existing from time to time as well as such other factors as the Board may deem relevant. There can be no assurance that the Company will pay dividends in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity & Capital Resources - Dividend Policy."

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

      The following table sets forth selected consolidated financial data for the Company for the periods and at the dates indicated. The selected consolidated financial data for the fiscal years ended July 31, 1998, 1997, and 1996 have been derived from the audited Consolidated Financial Statements of the Company which are included elsewhere in this Form 10-K. The information set forth below is not necessarily indicative of results of future operations. On March 31, 1996, the Company sold Restaurants Universal Espana, S.A. ("Restaurants Universal"), its European subsidiary that operated two restaurants in Spain. The historical financial data for Restaurants Universal has been reported as discontinued operations and accordingly the historical financial data for all prior years presented has been restated. This data should be read in conjunction with, and is qualified in its entirety by, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Consolidated Financial Statements and the Notes thereto, which appear elsewhere in this Form 10-K.

                                                                                     YEAR ENDED JULY 31,
                                                          --------------------------------------------------------------------------
                                                            1998            1997            1996              1995             1994
                                                          --------        --------        ---------         --------         -------
                                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS
  DATA (1):
Net sales (2) ....................................        $178,103        $137,386        $  74,197         $ 47,730         $32,568
Income from continuing operations ................           8,445           6,216            4,052            1,898             880
Income (loss) from discontinued
  operations (2) .................................            --              --               (384)            (259)            125
Net income .......................................        $  8,445        $  6,216        $   3,668         $  1,639         $ 1,074
Basic earnings per common share
  from continuing operations .....................        $   1.30        $   1.28        $    0.84         $   0.74         $  0.35
Diluted earnings per common share
  from continuing operations .....................        $   1.19        $   1.25        $    0.84         $   0.73         $  0.35

Average number of shares outstanding
  - basic ........................................           6,474           4,872            4,841            2,580           2,519
Average number of shares outstanding
  - diluted ......................................           7,760           5,036            4,856            2,582           2,519

                                                                                           JULY 31,
                                                          --------------------------------------------------------------------------
                                                            1998            1997             1996             1995             1994
                                                         --------        --------        ---------         --------         -------
BALANCE SHEET DATA (1):
Working capital ..................................        $ 76,454        $ 35,372        $  19,910         $ 26,159         $ 3,927
Total assets .....................................         167,884         125,906          104,922           47,300          25,785
Long-term debt, including capital
  leases .........................................          20,962          23,238           11,096              148             332
Total liabilities ................................          78,895          82,237           62,222           15,273          16,675
Shareholders' equity .............................          88,989          43,669           38,700           32,027           9,110


(1) In June 1996, the Company acquired Ace, which was accounted for as a purchase. Ace's assets and certain liabilities are included in the Company's Consolidated Balance Sheet at July 31, 1996 and its results of operations were included in the Consolidated Statement of Operations beginning June 21, 1996. For these reasons, the Consolidated Statement of Operations of the Company for the period subsequent to the acquisition is not comparable to prior periods.
(2) Fiscal years 1995 and 1994 have been restated to reflect the disposition of 100% of the stock of Restaurants Universal Espana, which was sold during the third quarter of fiscal 1996. See Note 5 to the Company's Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      THIS REPORT CONTAINS, IN ADDITION TO HISTORICAL INFORMATION, FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, COMPETITIVE AND ECONOMIC FACTORS, CHANGES IN CONSUMER PREFERENCES, PRICE CHANGES BY COMPETITORS, RELATIONSHIPS WITH LICENSORS AND CUSTOMERS, ABILITY TO MANAGE GROWTH, ABILITY TO SOURCE PRODUCTS, INTERNATIONAL TRADE RELATIONS, MANAGEMENT OF QUARTER TO QUARTER RESULTS, INCREASES IN COSTS OF RAW MATERIALS, TIMING OF TECHNOLOGICAL ADVANCES BY THE COMPANY AND ITS COMPETITORS, LACK OF ACCEPTANCE BY CONSUMERS OF NEW PRODUCTS, AND THE OTHER FACTORS DISCUSSED IN "RISK FACTORS", AND ELSEWHERE HEREIN. THE COMPANY AS REQUIRED BY THE SECURITIES EXCHANGE ACT OF 1934 WILL PERIODICALLY PROVIDE UPDATED INFORMATION.

      The following discussion and analysis, together with the accompanying consolidated financial statements and related notes, will aid in understanding the Company's results of operations as well as its financial position, cash flows, indebtedness and other key financial information.

      The Company's principal business is to design, develop, market and distribute stuffed toys, novelty items, and sculpted toy pillows based on licensed characters and trademarks. The Company also designs, develops, markets and distributes electronic toys and non-licensed stuffed toys. The Company sells these products to customers in the amusement and retail markets. The Company's toy operations accounted for 98.3% of net sales for fiscal 1998. In addition, the Company owns and operates approximately 1,353 coin-operated amusement game machines in Texas. Net sales derived from vending operations accounted for 1.6% of the Company's net sales for fiscal 1998. Net sales from continuing operations derived from vending operations as a percentage of net sales has declined in recent periods as the Company has emphasized its toy operations, and the Company anticipates that such trend will continue.

      In March 1996, the Company sold all of the stock of Restaurants Universal, its European subsidiary that operated two restaurants in Spain, to an unrelated third party, for approximately $1.6 million. As of July 31, 1998, the carrying value of the note receivable balance is $742,000 and the Company is not accruing interest income on this note receivable.

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

      In November 1996, the Company, through Play-By-Play Europe, acquired all of the outstanding capital stock of TLC based in Doncaster, England for 40,000 shares of restricted common stock. The shares of common stock had a fair market value of $345,000 at the date of acquisition. The Company incurred $144,000 in costs directly related to the acquisition. The acquisition has been accounted for using the purchase method.

      Net toy sales to amusement customers accounted for 69.2% of the Company's net sales for fiscal 1998. The Company sells both licensed and non-licensed products to its amusement customers for use principally as redemption prizes. Except for television promoted retail products, sales to amusement customers generally result in higher gross margins than sales to retail customers, with gross margins from the sale of licensed products to amusement customers generally exceeding those of non-licensed products.

      Net toy sales to retail customers accounted for 29.1% of the Company's net sales for fiscal 1998. Since the beginning of fiscal 1994, the Company has expanded its product offering of licensed stuffed toys through the addition of several licensed characters and trademarks. Prior to fiscal 1997, substantially all of the Company's sales to retail customers involved licensed products. During fiscal 1998, 29.2% of retail sales were from non-licensed goods consisting principally of the Talkin' Tots(TM). In fiscal 1998, the Company experienced larger percentage increases in sales to retail customers than to amusement customers. Based on the current weakness in the domestic retail toy market, the Company does not expect the growth in the retail division's sales to continue at rates as rapid as it has experienced in the past years. Due to the higher volume purchasing power enjoyed by many of the larger retail customers, sales to retail customers typically involve larger dollar amounts but lower gross margins than the Company's sales to amusement customers. The television promoted products have a higher gross profit margin that is offset by the associated advertising cost, which is reported as a component of selling, general and administrative costs. The Company incurred approximately $5.7 million of media advertising cost in fiscal 1998 and expects to incur an additional $1.0 million during the first two fiscal quarters of 1999.

      The Company began its international toy operations with the opening of its distribution facility in Spain in August 1993. Since that time, the Company has experienced significant sales growth in its international operations, particularly in Western Europe. European toy operations accounted for 17.8% of net sales and 27.1% of consolidated operating income for fiscal 1998. The Company anticipates continued growth in international sales to both the amusement and retail markets, including continued growth in sales of licensed products. The Company generally sells the same non-licensed products in Europe as in the United States. The Company sells certain licensed products exclusively in certain international countries while others are sold both domestically and internationally. The Company's European toy sales have generally resulted in higher gross margins than domestic toy sales, and the Company believes this trend will continue.

      The Company's international toy sales are made primarily to European countries by Play-By-Play Espana, S.A. located in Valencia, Spain and by Play-By-Play, U.K. located in Doncaster, England. To date, the cost of most direct shipment sales from third-party manufacturers to international customers have been made by Play-By-Play Espana and have been denominated in United States dollars. Accordingly, the Company is exposed to foreign currency risk from the shipment date until receipt of payment. Substantially all other sales by such subsidiary are transacted in Spanish pesetas/British pounds, the functional currencies, and therefore any gain or loss on currency translation is reported as a component of Shareholders' Equity on the consolidated financial statements. When the Company's subsidiaries purchase inventory from suppliers in the Far East, all such purchases are made in United States dollars and the Company experiences currency risk to the extent that the exchange rate between the United States dollar and the Spanish peseta/British pound fluctuate from the date Play-By-Play Europe is notified that merchandise is shipped until the date it pays for the goods in United States dollars.

      Pursuant to the terms of certain of the Company's license agreements for the sale of products in Canada, the Company must pay royalties in Canadian dollars. Play-By-Play Europe also has license agreements for the sale of stuffed toys in Europe and other continents, which require the subsidiary to pay royalties in United States dollars. As a result of these license agreements, the Company experiences currency risk to the extent that exchange rates fluctuate from the date the royalty liability or minimum guarantee is incurred until the date the royalty is actually paid to the licensor. Additionally, the Company is exposed to foreign currency risk for intercompany receivable and payable transactions through the settlement date.

      Historically, no attempt has been made to minimize, by means of hedging or derivatives, the risk of potential currency fluctuations, since the currency risk has not been significant to the Company on a consolidated basis. The total unhedged exposure related to currency risk at July 31, 1998 was $5.6 million.

      The Company experienced significant growth in net sales and net income during 1997 and 1996 due in part to the Ace and TLC acquisitions which occurred in June and November 1996, respectively. Accordingly, period-to-period comparisons of operating results may not be meaningful and results of operations from prior periods may not be indicative of future results.

RESULTS OF OPERATIONS

      The following table sets forth the Company's results of operations as a percentage of net sales for the periods indicated below:

                                                       YEAR ENDED JULY 31,
                                                 ------------------------------
                                                  1998        1997        1996
                                                 ------      ------      ------
Net sales ..................................      100.0%      100.0%      100.0%
Cost of sales ..............................       65.6        66.3        67.7
                                                 ------      ------      ------
Gross profit ...............................       34.4        33.7        32.3
Selling, general and administrative
  expenses .................................       24.8        24.2        23.3
                                                 ------      ------      ------
Operating income ...........................        9.6         9.5         9.0
Interest expense and other income ..........        2.4         3.1         0.1
Income tax provision .......................        2.6         2.0         3.5
                                                 ------      ------      ------
Income from continuing operations ..........        4.6         4.4         5.4
Loss from discontinued operations ..........         --          --         0.5
Net income .................................        4.6%        4.4%        4.9%
                                                 ======      ======      ======


YEARS ENDED JULY 31, 1998 AND 1997

      NET SALES. Net sales for fiscal 1998 increased 29.6%, or $40.7 million, to $178.1 million from $137.4 million in fiscal 1997. The increase in net sales was primarily attributable to domestic amusement sales increase of 24.9%, or $20.3 million, to $101.6 million from $81.4 million. Domestic net toy sales for fiscal 1998 compared to fiscal 1997 increased 26.9%, or $30.3 million, to $143.4 million, and international net toy sales increased 50.2%, or $10.6 million, to $31.7 million.

      Net sales of licensed products for fiscal 1998 increased 39.7%, or $32.5 million, to $114.4 million from $81.9 million in fiscal 1997. The increase in licensed product sales was primarily attributable to growth of net sales of the Company's licensed products to domestic and international amusement customers of 60.5%, or $29.3 million, to $77.7 million from $48.4 million in fiscal 1997. Within licensed products, net sales of Looney Tunes' characters increased 75.2%, or $38.7 million, to $90.2 million for fiscal 1998 from $51.4 million in fiscal 1997. Net sales of the Tornado Taz(TM) accounted for $10.6 million, or 6.0%, of the Company's net toy sales for fiscal 1998. Net sales of PLAY-FACES(R) decreased 42.2%, or $7.0 million, to $9.5 million, from $16.5 million in fiscal 1997. Net sales of non-licensed products for fiscal 1998 and 1997 accounted for 34.1%, or $60.7 million, and 38.0%, or $52.2 million, respectively, of the Company's net sales.

      Net toy sales to retail customers for fiscal 1998 and fiscal 1997 accounted for 29.1%, or $51.9 million, and 27.9%, or $38.3 million, respectively, of the Company's net sales. The 35.5% increase in net sales to retail customers from fiscal 1997 to fiscal 1998 is primarily attributable to the introduction of new electronic products added during fiscal 1998, the Talkin' Tots(TM) sales increase of $10.3 million or 215.6%, the Tornado Taz(TM) sales increase of $8.6 million or 421.1%, and the increase of licensed stuffed toys of $1.6 million, or 10.9%. The growth in retail sales was offset with a decrease in PLAY-FACES(R) sales of $7.0 million or 42.2%.

      Net toy sales to amusement customers for fiscal 1998 and fiscal 1997 accounted for 69.2%, or $123.2 million, and 69.8%, or $95.9 million, respectively, of the Company's net sales. The 28.6%, or $27.4 million, increase to $77.7 million, is primarily attributable to an increase in sales of licensed plush toys to amusement customers, a 60.5% increase from fiscal 1997, sales of novelty items of $4.5 million, a 51.2% increase from fiscal 1997, partially offset by a decrease in sales of non-licensed plush toys of $6.4 million.

      GROSS PROFIT. Gross profit increased 32.3% to $61.3 million in fiscal 1998 from $46.4 million in fiscal 1997, due to the overall increase in the Company's net sales. Gross profit as a percentage of net sales increased from 33.7% for fiscal 1997 to 34.4% for fiscal 1998. This increase was principally a result of increased retail sales of advertised products which carry a higher gross profit margin which is offset by the advertising costs included in selling, general and administrative expenses.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. As a percentage of net sales, selling, general and administrative expenses increased to 24.8% in fiscal 1998 from 24.2% in fiscal 1997. Such expenses increased 32.7% to $44.1 million for fiscal 1998 from $33.2 million in fiscal 1997. This increase was primarily attributable to increased television advertisement cost of $5.7 million and increased payroll and related costs of $3.2 million, product development costs, and the growth of the Company's infrastructure and increased expenses related to the expansion of the Company's facilities in the U.S., Hong Kong and Europe. In addition, during the second half of fiscal 1998, the Company established a Direct Mail division that incurred expenses for which no revenues were generated. Management believes that this start-up division will incur losses approximating $700,000 for fiscal year 1999.

      INTEREST EXPENSE AND OTHER INCOME. Interest expense increased 2.2% or approximately $95,000, to $4.5 million for fiscal 1998 from $4.4 million in fiscal 1997. An increase in interest expense due to the issuance of the $15.0 million of convertible debt was almost fully offset by the decrease in interest on the portion of the revolving line of credit that was paid off with funds from the December 1997 secondary offering. Interest income increased 66.8% or approximately $144,000, to $360,000 for fiscal 1998 from $216,000 in fiscal 1997 principally due to the interest earned on net proceeds generated from the 1997 follow-on public offering that were temporarily invested.

      INCOME TAX EXPENSE. Income tax expense for fiscal 1998 and 1997 reflects an effective tax rate of 35.0%, compared to the fiscal 1997 rate of 30.5%. The lower 1997 rate resulted from a low effective tax rate on sales by the Hong Kong subsidiary, and from an investment tax credit in Spain related to the investment in the TLC operations in UK.

YEARS ENDED JULY 31, 1997 AND 1996

      The comparison between fiscal 1997 and fiscal 1996 was affected by the Ace acquisition, which occurred on June 20, 1996. Results of operations for fiscal 1996 include approximately 40 days of Ace operations, compared to a full year of Ace operations in fiscal 1997.

      NET SALES. Net sales for the fiscal year ended July 31, 1997 increased 85.2%, or $63.2 million, to $137.4 million from $74.2 million in fiscal 1996. The increase in net sales was primarily attributable to increased domestic amusement sales resulting from the Ace acquisition in June 1996, domestic retail growth of 52.3% and international sales growth of 131.8%. Domestic net toy sales for fiscal 1997 compared to fiscal 1996 increased 83.7%, or $51.5 million, to $113.1 million, and international toy sales increased 131.8%, or $12.0 million, to $21.1 million.

      Net sales of licensed products for fiscal 1997 increased 89.7%, or $38.7 million, to $81.9 million from $43.2 million in the fiscal year 1996. The increase in licensed product sales was primarily attributable to growth of sales of the Company's licensed products to both retail and amusement customers, and the Company's European operations, which accounted for $15.0 million of the Company's net sales of licensed products in fiscal 1997, a 196.9% increase from fiscal 1996. Within licensed products, sales of Looney Tunes' characters increased 323.3%, or $39.3 million, to $51.4 million for fiscal 1997 from $12.1 million in fiscal 1996. In addition, the Company began selling Tornado Taz(TM) during the fourth quarter of fiscal 1997. Sales for the Tornado Taz(TM) accounted for $2.0 million, or 1.5%, of the Company's net toy sales for fiscal 1997. PLAY-FACES(R) sales decreased 13.3% or $2.5 million, to $16.5 million, from $19.0 million in fiscal 1996. The Company expects that PLAY-FACES(R) sales will continue to decrease in fiscal 1998. Net sales of non-licensed products increased 90.1%, or $24.7 million, to $52.2 million from $27.5 million in fiscal 1996. Net sales of non-licensed stuffed toys increased 75.3%, or $16.6 million, to $38.7 million from $22.1 million in the comparable period in fiscal 1996. Within non-licensed products, net sales of novelty items increased 61.8%, or $3.3 million, to $8.7 million, from $5.4 million in fiscal 1996. The Company began selling Talkin' Tots(TM) during the fourth quarter of fiscal 1997. Sales of the Talkin' Tots(TM) accounted for $4.8 million, or 3.6%, of the Company's net toy sales for fiscal 1997.

      Net toy sales to retail customers for fiscal 1997 and fiscal 1996 accounted for 27.9%, or $38.3 million, and 31.3%, or $23.2 million, respectively, of the Company's net sales. The approximate 65.1% increase in sales to retail customers from fiscal 1996 to fiscal 1997 is primarily attributable to the continued growth in domestic and international retail sales of 52.3%, or $10.9 million, and 176.6%, or $4.2 million, respectively. This domestic growth was primarily attributable to the introduction of several new product lines added during fiscal 1997. The decrease in retail sales as a percentage of total sales from fiscal 1996 to fiscal 1997 was principally due to the fact that Ace is predominantly a supplier to the amusement industry whereas, prior to the Ace acquisition, the Company had a more even sales mix of retail and amusement customers.

      Net toy sales to amusement customers for fiscal 1997 and fiscal 1996 accounted for 69.8%, or $95.9 million, and 63.9%, or $47.4 million, respectively, of the Company's net sales. The 102.0% increase in dollar volume is primarily attributable to the Ace acquisition and the strong European market, which accounted for $14.5 million, a 115.8% increase from fiscal 1996.

      GROSS PROFIT. Gross profit increased 93.3% to $46.4 million in fiscal 1997 from $24.0 million in fiscal 1996, due to the overall increase in the Company's net sales. This increase was primarily attributable to the Ace acquisition. Gross profit as a percentage of net sales increased 1.4% from 32.3% for fiscal 1996 to 33.7% for fiscal 1997. This increase was principally a result of increased European sales, which carry a higher profit margin and higher domestic retail margins from the television promoted items.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. As a percentage of net sales, the selling, general and administrative expenses increased to 24.2% in fiscal 1997 from 23.3% in fiscal 1996. Such expenses increased 92.0% to $33.2 million for fiscal 1997 from $17.3 million in fiscal 1996. This increase was primarily attributable to increased sales, television advertising cost of $1.3 million and added distribution facilities from the Ace acquisition. Additionally, the Company incurred increased occupancy costs relative to the establishment of a distribution facility in Miami, Florida during late 1996, an office in Hong Kong, the expansion of the Company's distribution facility in Europe and one distribution facility associated with the acquisition of TLC.

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

LIQUIDITY AND CAPITAL RESOURCES

      At July 31, 1998, the Company's working capital was $76.4 million compared to $35.4 million at July 31, 1997. This increase was primarily attributable to the completion of the Company's follow-on public offering of its common stock in December 1997 and the net reduction in amounts borrowed under the Company's line of credit.

      The Company satisfies its capital requirements and seasonal working capital needs with cash flow primarily from borrowings and secondarily from operations. The Company's primary capital needs have consisted of funding for acquisitions, acquisitions of inventory, customer receivables, letters of credit, licenses and international expansion.

      On December 2, 1997, the Company sold 2,300,000 shares of its common stock in a follow-on public offering at a price of $16.00 per share. The net proceeds after deducting underwriters' discounts and other expenses were approximately $34.1 million. In December 1997, a portion of the net proceeds was used to repay indebtedness of approximately $21.3 million outstanding under the Revolving Credit Term Loan with Letter of Credit Facility ("Credit Facility") and approximately $12.8 was used to fund the Company's operations and other working capital needs (i.e. European expansion).

      During July 1997, the Company completed a private placement of 8% convertible debentures with three investment funds in the aggregate amount of $15 million. The proceeds were used to retire a $3 million subordinated demand note due to a shareholder, to provide $3 million of collateral on two lines of credit with certain banks in Spain, and for general corporate purposes. Interest accrues at 8% per annum, payable monthly until maturity on June 30, 2004. No principal is due until June 30, 2000 at which time principal is payable monthly at a rate of 1% of the outstanding balance with the remaining balance due at maturity. The debt is convertible into Common Stock at any time during the loan period at a conversion price of $16 per share. The convertible debt holders may force redemption upon a change of control of the Common Stock, a change in the composition of two-thirds of the Company's Board, or if the Common Stock received in conversion cannot be publicly traded. The Company incurred costs of approximately $731,000 in connection with the issuance of the convertible debentures. Such costs were capitalized and are being amortized to interest expense over the seven-year term of the convertible debentures on a straight-line basis, which approximates the interest method.

      As of July 31, 1998, the revolving line of credit balance was $14.8 million, the term loan balance was $7.2 million, and the amount of convertible debt outstanding was $15 million. As of July 31, 1998, the Company had an aggregate of $13.5 million in outstanding irrevocable letters of credit and bankers' acceptances. Based on the level of the Company's eligible accounts receivable and inventory at July 31, 1998, the Company had $4.4 million of additional borrowing capacity available under the Credit Facility. The Credit Facility matured on June 20, 1998 and was extended through January 15, 1999. The Company expects to either extend or refinance the Credit Facility prior to January 15, 1999. However, there is no assurance that the Company will be able to refinance or obtain a new line of credit, or that if obtained, it will be on terms at least as favorable as those on the existing line of credit.

      As of July 31, 1998, PlayOByOPlay Europe had an aggregate of approximately $3.7 million outstanding in irrevocable letters of credit in support of inventory purchases. The Company's current policy is to permanently reinvest all earnings from foreign subsidiaries in those operations. This policy restricts the amount of cash available for distribution by these subsidiaries, however, the Company may obtain cash from the subsidiaries for repayment of intercompany obligations incurred in the normal course of business. In the event the Company changes its policy, a tax liability will be incurred for previous undistributed earnings, and any distributions would be subject to withholding and current income taxes.

      During fiscal 1997 and 1998, the Company used proceeds from the aforementioned debt facilities, stock offerings, and operations to fund its growth. During this period of time a majority of the Company's net sales were derived from licensed products, a trend which the Company believes will continue. As the Company continues to expand internationally and obtain additional licenses, the Company expects greater pressure to be placed on the Company's liquidity needs to fund significant additional royalty advances and guarantees of minimum royalty payments. Minimum royalty guarantees have increased from $6.2 million at July 31, 1997 to $14.6 million at July 31, 1998. Certain license agreements require the Company to maintain standby letters of credit or insurance bonds in favor of the licensors securing payment of the Company's guaranteed minimum royalty payment obligations. The Company believes that its credit facility after extension or as refinanced, and cash generated from operations, will be sufficient to fund such growth.

      The Company's operating activities used net cash of $23.1 million in fiscal 1998 and provided net cash of $1.8 million in fiscal 1997. The cash flow from operations for fiscal 1998 was primarily affected by changes in accounts receivable as a result of the strong increase in sales experienced by the Company, as well as inventory which increased in part due to the strong increase in sales as well as to support the expansion in the European market.

      Net cash used in investing activities during fiscal 1998 was $3.3 million compared to net cash used in investing activities for fiscal 1997 of $1.3 million. For fiscal 1998, net cash used in investing activities consisted principally of the purchase of property and equipment of approximately $3.3 million. The $3.3 million consisted principally of expenditures of $1.1 million for the costs incurred related to the new accounting software and operating system implementation and $874,000 for leasehold improvements for the San Antonio facility. The Company anticipates to incur capital expenditures of approximately $5.0 million to improve distribution facilities in the U.S. and replace its ERP and warehouse distribution software system. For fiscal 1997, net cash used in investing activities consisted principally of the purchase of property and equipment of $792,000. Additionally, during fiscal 1997, the Company issued 40,000 shares of Common Stock to acquire TLC.

      Net cash provided by financing activities during fiscal 1998 was $23.6 million and net cash provided by financing activities in fiscal 1997 was $5.7 million. During fiscal 1998, the Company repaid $7.8 million of net borrowings on the revolving line of credit under the Credit Facility and repaid $2.4 million principal on the term loan. During fiscal 1997, cash was used to repay borrowings on the revolving line of credit of $2.2 million, repay $2.4 million principal on the term loan, repay the $3.0 million note to the principal shareholder and reduce the subordinated loan from the Ace Sellers of $1.5 million.

      The Company believes that its current available cash, net cash provided by operating activities and available borrowings under the Company's Credit Facility will be sufficient to meet the Company's cash requirements through January 15, 1999. The Company believes that it will be able to extend or refinance the Credit Facility by January 15, 1999. However, there is no assurance that the Company will be able to refinance or obtain a new line of credit, or that if obtained, it will be on terms at least as favorable as those on the existing line of credit.

      EURO. On January 1, 1999, eleven of the fifteen member countries of the European Union will introduce the euro, which will then become the common currency among the participating member countries. The participating members' sovereign currency will be converted to the euro at the exchange rates in effect on the introduction date. Spain is one of the participating members, which is the country in which Play By Play Europe is located. Play By Play Europe intends to keep its books in Spain's sovereign currency, the peseta, through the substantial portion of the three-year introductory period, at the end of which all companies in participating member countries must adopt the euro. As Play By Play Europe's accounting system is currently capable of performing the euro conversion, the Company does not anticipate that the costs related to the conversion will be significant. In addition, as Play By Play Europe operates primarily in Spain and in non-European Union countries, management does not anticipate that the introduction of the euro will have a material effect on Play By Play Europe's results of operations, financial position, or cash flows for the forseeable future.


      DIVIDEND POLICY. The Company has never paid any cash dividends. For the foreseeable future, the Company expects to retain earnings to finance the expansion and development of its business. Any future payment of cash dividends will be within the discretion of the Company's Board of Directors, and will depend on, among other factors, the earnings, capital requirements, operating and financial condition of the Company and other relevant factors, and compliance with various financing covenants such as those contained in the agreements relative to the credit facilities to which the Company is or may become a party.

      YEAR 2000. Similar to many business entities, the Company will be impacted by the inability of computer application software programs to distinguish between the year 1900 and 2000 due to a commonly-used programming convention. Until such programs are modified or replaced prior to 2000, calculations and interpretations based on date-based arithmetic or logical operations performed by such programs may be incorrect.

      Management's plan addressing the impact on the Company of the Year 2000 issue focuses on the following areas: application systems, process control systems (embedded chips), technology infrastructure, and third party business partners and suppliers with which the Company has significant relationships. Management's analysis and review of these areas is comprised primarily of five phases: developing an inventory of hardware, software and embedded chips; assessing the degree to which each area is currently in compliance with Year 2000 requirements; performing renovations and repairs as needed to attain compliance; testing to ensure compliance; and developing a contingency plan if repair and renovation efforts are either unsuccessful or untimely.

      Management has substantially completed the inventory and assessment phases regarding application systems, process control systems and technology infrastructure, and is performing upgrades, repairs and testing of the former two categories. The review of physical infrastructure and business partners and merchandise suppliers is in the inventory stage. While the Company anticipates that any additional assessment efforts will be completed by the end of calendar year 1999. Costs incurred to date have primarily consisted of labor from the redeployment of existing information technology, legal and operational resources as well as computer hardware and software costs. The Company has budgeted approximately $5.0 million for these Year 2000 compliance efforts, however, the Company's Year 2000 program is an ongoing process and the estimates of costs and completion dates for various aspects of the program are subject to change.

      The Company is currently replacing its financial and core business system software with new applications that are Year 2000 compliant. The Company has formed a contingency team to develop a work plan in the event that such programs are not fully operational by July of calendar year 1999. The Company does not presently anticipate a material business interruption as a result of the Year 2000.

      The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Company's current and planned activities with respect to the Year 2000 problem are expected to significantly reduce the Company's level of uncertainty about the problem and, in particular, about the Year 2000 compliance and readiness of its material customers and suppliers. The Company believes that, with the implementation of new business systems and completion of the planned activities as scheduled, the possibility of significant interruptions of normal operations should be reduced.

      Although there is a risk that the Company's plans for achieving Year 2000 compliance may not be completed on time, failure to meet critical milestones identified in our plans would provide advance notice such that appropriate steps could be taken to mitigate the risk of failure. Management believes that its customers and suppliers would also receive advance notice allowing them to implement alternate plans.

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

      The Company utilizes borrowings under the Credit Facility to finance purchases of inventory and accounts receivable, primarily during peak selling periods. During fiscal 1998, the highest level of aggregate borrowings under the Credit Facility was $21.9 million in August 1997.

      The following sets forth the Company's net sales by fiscal quarter for fiscal 1998, 1997 and 1996:

                                                   FISCAL YEAR
                                  -------------------------------------------
            FISCAL QUARTER          1998              1997             1996
          -----------------       --------          --------         --------
                                                (IN THOUSANDS)
     First .................      $58,418           $39,891           $23,439
     Second ................       30,867            22,039            12,023
     Third .................       37,262            28,001            14,302
     Fourth ................       51,556            47,455            24,433

INFLATION

      The Company does not believe that inflation in the United States or Europe in recent years has had a significant effect on its results of operations.

NEW ACCOUNTING PRONOUNCEMENT

      In June 1997, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("Statement 131"). Statement 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Statement 131 replaces the "industry segment" concept of Statement 14 with a "management approach" concept as the basis for identifying reportable segments. The management approach is based on the way management organizes decisions for assessing performance. Statement 131 is effective for financial statements for periods beginning after December 15, 1997.

      Management has not yet determined the impact, if any, that SFAS 131 will have on its financial statement disclosures.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial and commodity market prices and rates. The Company is exposed to market risk in the areas of changes in United States and international borrowing rates (i.e. prime rate or LIBOR), and changes in foreign currency exchange rates as measured against the United States ("U.S.") dollar and functional currencies of its subsidiaries (i.e. British pound/Spanish peseta). In addition, the Company is exposed to market risk in certain geographic areas that have experienced or are likely to experience an economic downturn, such as China and Latin America. The Company purchases substantially all of its inventory from companies in China, therefore, the Company is subject to the risk that such suppliers will be unable to provide inventory at competitive prices. While the Company believes if such as event were to occur, it would be able to find alternate sources of inventory at competitive prices, however, there can be no assurance that the Company would be successful. The Company has $5.2 million of accounts receivable outstanding payable in US dollars from two companies based in Mexico and Brazil. If the currencies of these countries were to fall significantly against the US dollar, there can be no assurance that such companies would be able to repay the receivables in full. These exposures are directly related to its normal operating and funding activities.

Historically and as of July 31, 1998, the Company has not used derivative instruments or engaged in hedging activities to minimize its market risk.

INTEREST RATE RISK

      The interest payable on the Company's revolving line-of-credit is variable based on LIBOR and/or the prime rate, and therefore, affected by changes in market interest rates. At July 31, 1998, approximately $14.8 million was outstanding with a weighted average interest rate of 8.5%. The Credit Facility matures January 15, 1999. The Company expects to either extend or refinance the Credit Facility prior to January 15, 1999. However, there is no assurance that the Company will be able to refinance or obtain a new line of credit, or that if obtained, it will be on terms at least as favorable as those on the existing line of credit. See "Liquidity and Capital Resources."

FOREIGN CURRENCY RISK

      The Company has wholly-owned subsidiaries in Valencia, Spain and Doncaster, England. Sales from these operations are typically denominated in Spanish Pesetas or British Pounds, respectively, thereby creating exposures to changes in exchange rates. Changes in the Pesetas/U.S. Dollars exchange rate and British Pounds/U.S. Dollars exchange rate may positively or negatively affect the Company's sales, gross margins and retained earnings. The Company does not believe that reasonably possible near-term changes in exchange rates will result in a material effect on future earnings, fair values or cash flows of the Company, and therefore, has chosen not to enter into foreign currency hedging transactions. There can be no assurance that such an approach will be successful, especially in the event of a significant and sudden decline in the value of the Spanish Peseta or the British Pound. Purchases of inventory by the Company's European toy subsidiary from its suppliers in the Far East are subject to currency risk to the extent that there are fluctuations in the exchange rate between the United States dollar and the Spanish peseta. Certain of this European subsidiary's license agreements call for payment of royalties in a currency different from their functional currency, and these arrangements subject the Company to currency risk to the extent that exchange rates fluctuate from the date that royalty liabilities are incurred until the date royalties are actually paid to the licensor.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Reference is made to the Financial Statements referred to in the Index on page F-1 setting forth the consolidated financial statements of Play By Play Toys & Novelties, Inc. and Subsidiaries, together with the report of PricewaterhouseCoopers LLP dated October 23, 1998.

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

(b)       REPORTS ON FORM 8-K. None.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 28th day of October 1998.


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


         SIGNATURE                        TITLE                        DATE
       -------------                   ----------                   ----------

By: /s/ ARTURO G. TORRES     Chairman of the Board and Chief    October 28, 1998
        Arturo G. Torres     Executive Officer (Principal
                             Executive Officer)

By: /s/ MARK A. GAWLIK       President, Chief Operating         October 28, 1998
        Mark A. Gawlik       Officer and Director

By: /s/ RAYMOND G. BRAUN     Chief Financial Officer,           October 28, 1998
        Raymond G. Braun     Treasurer and Director
                             (Principal Financial and
                             Accounting Officer)

By: /s/ SAUL GAMORAN         Executive Vice President,          October 28, 1998
        Saul Gamoran         General Counsel, Corporate
                             Secretary and Director

By: /s/ FRANCISCO SAEZ MOYA  President - Play By Play           October 28, 1998
        Francisco Saez Moya  Europe, S.A. and Director

By: /s/ TOMAS DURAN          Director                           October 28, 1998
        Tomas Duran

By: /s/ JAMES F. PLACE       Director                           October 28, 1998
        James F. Place

By: /s/ STEVE K. C. LIAO     Director                           October 28, 1998
        Steve K. C. Liao

By: /s/ OTTIS W. BYERS       Director                           October 28, 1998
        Ottis W. Byers

By: /s/ BERTO GUERRA, JR.    Director                           October 28, 1998
        Berto Guerra, Jr.

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

                                                                         PAGE
                                                                        ------
Consolidated Financial Statements:

  Report of Independent Accountants ....................................  F-2

  Consolidated Balance Sheets as of July 31, 1998 and 1997 .............  F-3
  Consolidated Statements of Income for the Fiscal Years Ended
    July 31, 1998, 1997 and 1996 .......................................  F-4

  Consolidated Statements of Shareholders' Equity for the
    Fiscal Years Ended July 31, 1998, 1997 and 1996 ....................  F-5

  Consolidated Statements of Cash Flows for the Fiscal
    Years Ended July 31, 1998, 1997 and 1996 ...........................  F-6

  Notes to Consolidated Financial Statements ...........................  F-7

Financial Statement Schedule:

  Report of Independent Accountants on Financial Statement Schedule ....  S-1

  Schedule II - Valuation and Qualifying Accounts ......................  S-2

All other schedules are omitted as the required information is not applicable or the information is presented in the consolidated financial statements, related notes or other schedules.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Board of Directors of Play By Play Toys & Novelties, Inc. and Subsidiaries:


In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of Play By Play Toys & Novelties, Inc. and Subsidiaries at July 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP

Austin, Texas
October 23, 1998

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                            ASSETS

                                                                               JULY 31,
                                                                    ------------------------------
                                                                        1998              1997
                                                                    -------------      -----------
Current assets:
     Cash and cash equivalents .................................   $   3,024,028    $   4,960,612
     Accounts and notes receivable, less allowance for
          doubtful accounts of $5,262,053 and $3,213,653 .......      48,950,055       37,728,254
     Inventories ...............................................      72,613,130       47,239,520
     Prepaid royalties .........................................       2,560,464        1,192,156
     Deferred income taxes .....................................         224,728             --
     Other current assets ......................................       6,135,579        2,589,568
                                                                   -------------    -------------
          Total current assets .................................     133,507,984       93,710,110
Property and equipment, net ....................................      17,914,998       14,985,887
Goodwill, less accumulated amortization of $754,179 and $365,433      14,043,748       14,412,736
Other assets ...................................................       2,417,166        2,796,841
                                                                   -------------    -------------
          Total assets .........................................   $ 167,883,896    $ 125,905,574
                                                                   =============    =============

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Bank overdraft ............................................   $        --      $     461,220
     Notes payable to banks and others .........................      14,760,950       22,607,721
     Current maturities of long-term debt ......................       3,393,149        3,472,017
     Current obligations under capital leases ..................       1,142,687          691,333
     Accounts payable, trade ...................................      28,070,980       22,340,182
     Other accrued liabilities .................................       5,312,081        5,831,652
     Income taxes payable ......................................       4,374,249        2,437,432
     Deferred income taxes .....................................            --            496,431
                                                                   -------------    -------------
          Total current liabilities ............................      57,054,096       58,337,988
                                                                   -------------    -------------
Long-term liabilities:
     Long-term debt, net of current maturities .................       4,860,247        7,320,233
     Convertible subordinated debentures .......................      15,000,000       15,000,000
     Obligations under capital leases ..........................       1,102,135          917,506
     Deferred income taxes .....................................         878,787          660,918
                                                                   -------------    -------------
          Total liabilities ....................................      78,895,265       82,236,645
                                                                   -------------    -------------

Commitments and contingencies

Shareholders' equity:
     Preferred stock - no par value; 10,000,000 shares
          authorized; no shares issued .........................            --               --
     Common stock - no par value; 20,000,000 shares
          authorized; 7,315,000 and 4,901,300 shares issued ....           1,000            1,000
     Additional paid-in capital ................................      70,986,820       35,006,539
     Deferred compensation .....................................        (478,333)        (618,333)
     Accumulated other comprehensive income ....................      (1,548,381)      (2,303,027)
     Retained earnings .........................................      20,027,525       11,582,750
                                                                   -------------    -------------
          Total shareholders' equity ...........................      88,988,631       43,668,929
                                                                   -------------    -------------
          Total liabilities and shareholders' equity ...........   $ 167,883,896    $ 125,905,574
                                                                   =============    =============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                             FISCAL YEARS ENDED JULY 31,
                                                   -----------------------------------------------
                                                       1998              1997            1996
                                                     ---------         --------        ---------
Net sales ......................................   $ 178,102,835    $ 137,386,257    $  74,197,301
Cost of sales ..................................     116,755,386       91,024,319       50,218,390
                                                   -------------    -------------    -------------
     GROSS PROFIT ..............................      61,347,449       46,361,938       23,978,911
Selling, general and administrative expenses ...      44,088,681       33,215,225       17,302,800
                                                   -------------    -------------    -------------
     OPERATING INCOME ..........................      17,258,768       13,146,713        6,676,111
Interest expense ...............................      (4,509,897)      (4,414,701)        (660,135)
Interest income ................................         360,048          215,895          547,807
Other income (loss) ............................        (116,957)          (7,785)         107,981
                                                   -------------    -------------    -------------
     INCOME FROM CONTINUING OPERATIONS
        BEFORE INCOME TAX ......................      12,991,962        8,940,122        6,671,764
Income tax provision ...........................      (4,547,187)      (2,724,150)      (2,619,649)
                                                   -------------    -------------    -------------
     INCOME FROM CONTINUING OPERATIONS .........       8,444,775        6,215,972        4,052,115
Discontinued operations:
     Loss from discontinued operations .........            --               --           (145,036)
     Loss on disposal of discontinued operations            --               --           (239,002)
                                                   -------------    -------------    -------------
     NET INCOME ................................   $   8,444,775    $   6,215,972    $   3,668,077
                                                   =============    =============    =============

Basic earnings (loss) per common share:
  From continuing operations ...................   $        1.30    $        1.28    $        0.84
  From discontinued operations .................            --               --              (0.08)
                                                   -------------    -------------    -------------
      Net income ...............................   $        1.30    $        1.28    $        0.76
                                                   =============    =============    =============

Diluted earnings (loss) per common share:
  From continuing operations ...................   $        1.19    $        1.25    $        0.84
  From discontinued operations .................            --               --              (0.08)
                                                   -------------    -------------    -------------
      Net income ...............................   $        1.19    $        1.25    $        0.76
                                                   =============    =============    =============

Weighted average shares outstanding:
  Basic ........................................       6,473,724        4,871,952        4,841,100
                                                   -------------    -------------    -------------
  Diluted ......................................       7,759,866        5,035,723        4,855,500
                                                   -------------    -------------    -------------

               The accompanying notes are an integral part of the
                       consolidated financial statements.

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                  ACCUMULATED
                                    COMMON STOCK      ADDITIONAL                     OTHER                                 TOTAL
                                --------------------   PAID-IN      DEFERRED     COMPREHENSIVE    RETAINED   TREASURY  SHAREHOLDERS'
                                  SHARES     AMOUNT    CAPITAL    CONPENSATION       INCOME       EARNINGS    STOCK        EQUITY
                                ----------------------------------------------------------------------------------------------------
Balance, August 1, 1995 ......   4,541,100    1,000   30,171,150       --            205,920     1,698,701   (50,000)    32,026,771
Comprehensive income:
  Net income .................                                                                   3,668,077                3,668,077
  Foreign currency translation
    adjustments, net of tax ..                                                      (620,226)                              (620,226)
                                                                                                                          ---------
       Comprehensive income ..                                                                                            3,047,851
                                                                                                                          ---------

Warrants issued ..............                          245,350                                                             245,350
Stock issued for exercise of
   over-allotment option
   of IPO ....................     300,000            3,380,097                                                           3,380,097
Retirement of treasury stock                            (50,000)                                              50,000             --
                                ----------------------------------------------------------------------------------------------------
Balance, July 31, 1996 .......   4,841,100    1,000  33,746,597        --           (414,306)    5,366,778        --     38,700,069

Comprehensive income:
  Net income .................                                                                   6,215,972                6,215,972
  Foreign currency translation
    adjustments, net of tax ..                                                    (1,888,721)                            (1,888,721)
                                                                                                                         ----------
       Comprehensive income ..                                                                                            4,327,251
                                                                                                                         ----------

Acquisition of TLC ...........      40,000               345,000                                                            345,000
Exercise of stock options ....      20,200               214,942                                                            214,942
Deferred employee
  compensation ...............                           700,000      (700,000)                                                  --
Amortization of deferred
  compensation ...............                                          81,667                                               81,667
                                ----------------------------------------------------------------------------------------------------
Balance, July 31, 1997 .......   4,901,300    1,000   35,006,539      (618,333)   (2,303,027)   11,582,750        --     43,668,929

Comprehensive income:
  Net income .................                                                                   8,444,775                8,444,775
  Foreign currency translation
    adjustments, net of tax ..                                                       754,646                                754,646
                                                                                                                         ----------
       Comprehensive income ..                                                                                            9,199,421
                                                                                                                         ----------

Warrants issued ..............                           522,000                                                            522,000
Stock issued in secondary
  public offering ............   2,300,000            34,147,474                                                         34,147,474
Exercise of stock options ....     113,700             1,310,807                                                          1,310,807
Amortization of deferred
  compensation ...............                                         140,000                                              140,000
                                ----------------------------------------------------------------------------------------------------
Balance, July 31, 1998 .......   7,315,000   $1,000  $70,986,820    $ (478,333)  $(1,548,381)  $20,027,525      $ --    $88,988,631
                                ====================================================================================================

               The accompanying notes are an integral part of the
                       consolidated financial statements.

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   FISCAL YEARS ENDED JULY 31,
                                                                         --------------------------------------------
                                                                              1998           1997             1996
                                                                         --------------  -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .........................................................   $  8,444,775    $  6,215,972    $  3,668,077
  Adjustments to reconcile net income to
   net cash provided by (used in) operating activities:
     Depreciation and amortization ...................................      2,271,943       2,041,950         806,860
     Provision for doubtful accounts receivable ......................      2,173,736       2,024,847       1,163,346
     Deferred income tax provision (benefit) .........................       (503,290)        554,229         (74,913)
     Amortization of deferred compensation ...........................        140,000          81,667            --
     Loss (gain) on sale of property and equipment ...................         89,248         (51,356)         (3,718)
     Loss from discontinued operations ...............................           --              --           159,359
     Change in operating assets and liabilities (net of acquisitions):
       Accounts and notes receivable .................................    (13,395,537)     (9,822,434)     (7,030,009)
       Inventories ...................................................    (25,373,610)     (5,343,092)    (13,325,525)
       Prepaids and other assets .....................................     (3,987,081)        985,489      (2,488,704)
       Accounts payable and accrued liabilities ......................      5,151,647       4,513,600       2,519,138
       Income taxes payable ..........................................      1,936,817         647,106       1,190,791
                                                                         ------------    ------------    ------------
          Net cash provided by (used in) operating activities ........    (23,051,352)      1,847,978     (13,415,298)
                                                                         ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment .................................     (3,269,603)       (791,869)     (1,770,244)
  Proceeds from sale of property and equipment .......................         35,115            --             7,794
  Proceeds from sale of restaurants ..................................           --              --            79,643
  Purchase of TLC, net of cash acquired ..............................           --          (488,811)           --
  Purchase of Ace, net of cash acquired ..............................           --              --       (39,168,902)
  Maturity of short-term investments .................................           --              --           973,168
  Payments for intangible assets .....................................        (32,246)        (29,999)        (45,919)
                                                                         ------------    ------------    ------------
          Net cash used in investing activities ......................     (3,266,734)     (1,310,679)    (39,924,460)
                                                                         ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from public offering of common stock, net .................     34,147,474            --         3,380,097
  Net borrowings (repayments) under Revolving Credit Agreement .......     (7,846,771)        831,912      19,342,177
  Payment of note payable to shareholder .............................           --        (3,000,000)           --
  Costs related to issuance of debt ..................................           --          (823,862)       (755,115)
  Proceeds from long-term debt .......................................           --        15,000,000      14,900,000
  Repayment of long-term debt ........................................     (2,570,041)     (3,964,594)        (99,869)
  Repayment of capital lease obligations .............................       (953,393)       (628,658)       (202,753)
  Proceeds from exercise of stock options ............................      1,310,807         214,942            --
  Increase (decrease) in bank overdraft ..............................       (461,220)     (1,896,216)      2,357,436
                                                                         ------------    ------------    ------------
          Net cash provided by financing activities ..................     23,626,856       5,733,524      38,921,973
                                                                         ------------    ------------    ------------
EFFECT OF FOREIGN CURRENCY EXCHANGE RATES ............................        754,646      (1,841,251)       (620,226)
                                                                         ------------    ------------    ------------
          Increase (decrease) in cash and cash equivalents ...........     (1,936,584)      4,429,572     (15,038,011)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .....................      4,960,612         531,040      15,569,051
                                                                         ------------    ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...........................   $  3,024,028    $  4,960,612    $    531,040
                                                                         ============    ============    ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  FORMATION

      Play By Play Toys & Novelties, Inc. ("PBP and together with all majority-owned subsidiaries, the "Company") was formed in January 1992, and purchased the amusement toy operations on May 18, 1992 from Pizza Management, Inc., a company previously owned by the Company's Chairman and CEO.

      The Company's principal business is to design, develop, market and distribute stuffed toys, electronic plush toys and sculpted toy pillows and to market and distribute a broad line of novelty items. The Company sells these products to customers in the amusement and retail markets. The Company's toy operations accounted for 98.3% of net sales for fiscal 1998.

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

FOREIGN CURRENCY TRANSLATION

      All balance sheet accounts of foreign subsidiaries are translated from foreign currencies into U.S. dollars at the year-end rates of exchange, while income and expense accounts are translated at average currency exchange rates in effect during the period. The resulting translation adjustment is recorded as a separate component of shareholders' equity. Gains and losses from foreign currency transactions (transactions denominated in a currency other than the entity's functional currency) are included in other income. The foreign currency transaction gain (loss) for fiscal 1998 was a loss of $117,000, was not material for fiscal 1997, and a gain of $108,000 in fiscal 1996. Transaction gains and losses result primarily from sales in Europe and purchases of products by the Company's foreign subsidiaries from suppliers in the Far East.

      Certain of the Company's license agreements require payment of royalties in Canadian dollars. The Company's subsidiary in Spain also has license agreements that requires payment of royalties in United States dollars. As a result of these license agreements, the Company experiences currency risk to the extent that exchange rates fluctuate from the date the royalty liability is incurred until the date the royalty is actually paid to the licensor. Additionally, the Company is exposed to foreign currency risk for intercompany receivable and payable transactions through the settlement date.

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Historically, no attempt has been made to manage, by means of hedging or derivatives, the risk of potential currency fluctuations. The total unhedged exposure related to currency risk at July 31, 1998 was $5.6 million.

CASH EQUIVALENTS

      For purposes of the statements of cash flows, the Company considers all time deposits with original maturities of three months or less to be cash equivalents.

BUSINESS AND CREDIT RISK

      Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade receivables. The Company's cash and cash equivalents consist of highly liquid cash deposits in major financial institutions. From time to time, the Company may have on deposit in certain bank accounts including foreign banks, amounts in excess of insured limits. The Company's trade receivables result primarily from its retail and amusement operations and in general, reflect a broad customer base. As of July 31, 1998, the outstanding trade receivables were $49.4 million, of which $27.6 million trade receivables were from customers in the United States, $10.5 million were trade receivables from customers in Latin American countries, and $11.3 million trade receivables were from European customers. In Latin America, three customers accounted for $7.7 million of the trade receivables outstanding at July 31, 1998, which approximates 15.6% of the total outstanding trade receivables. Due to the difficult economic environment in Latin America, the Company provides more aggressive terms to Latin America customers. The Company generally requires no collateral from its customers; however, it routinely assesses the financial strength of its customers and in some instances requires customers to issue a letter of credit for amount of purchases in favor of the Company. No customer accounted for more than 10% of the Company's net sales in fiscal 1998, 1997 and 1996.

      The majority of the Company's manufacturing is arranged directly by the Company with third party manufacturers, a substantial portion of which are located in the People's Republic of China ("China"). The Company does not have long-term contracts with any of the manufacturers. Although the Company has begun to arrange alternate sources of manufacturing outside of China, the Company has made no definitive plans for securing alternate sources in the event its present arrangements with Chinese manufacturers prove impossible to maintain, and there can be no assurance that there would be sufficient alternate manufacturing facilities to meet the increased demand for production which would likely result from a disruption of manufacturing sources in China. No manufacturer accounted for more than 10% of the Company's purchases of toy products during fiscal 1998, 1997 or 1996, with the exception of Tri-State Manufacturing (China), Ltd. ("Tri-S"), which accounted for 6.6%, 26.3% and 24.5% of such purchases during fiscal 1998, 1997 and 1996, respectively. During such period, Tri-S manufactured plush PLAY-FACES(R) and the COCA-COLA(R) brand plush POLAR BEAR products. Tri-S is currently one of several manufacturers of these and other products for the Company.

INVENTORIES

      Inventories are stated at the lower of cost or market. Cost of PBP's U.S. inventory is primarily determined using the last-in, first-out (LIFO) method. Operating supplies and inventory at PBP's subsidiary in Spain and from the acquisition of Ace Novelty Co., Inc. ("Ace") are determined by the first-in, first-out (FIFO) method, and inventory-in-transit is determined based on the specific identification method.

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

      Property and equipment is depreciated and amortized as follows:


                                                             TERM
                                                            ------
Building                                                   20 years
Equipment                                                  10 years
Vehicles                                                   3 years
Computer equipment                                         3 years
Software                                                   7 years
Leasehold improvements                          Life of the lease (5-20 years)


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

FAIR VALUE OF FINANCIAL INSTRUMENTS

      The carrying amounts reported in the consolidated balance sheet of cash and cash equivalents, short-term investments, accounts and notes receivable, accounts payable, and long term debt approximates their fair value. The Company estimates the fair value of notes receivable by discounting the future cash flows of the instrument, using the Company's incremental rate of borrowing for a similar instrument.

REVENUE RECOGNITION

      Revenues from sales to customers are recognized when products are shipped.

ADVERTISING

      The costs of producing media advertising are capitalized and amortized to expense over the anticipated sale period, while airtime is expensed over the sale period. Committed media communication costs are accrued as a cost of sale of the related product. Costs incurred in the production of catalogs are deferred and charged to operations in the period in which the related catalogs are mailed.

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

EARNINGS PER SHARE

      The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", effective for the year ending July 31, 1998 and has restated its earnings per share ("EPS") disclosure for the years ended July 31, 1997 and 1996 to comply with SFAS No. 128. SFAS No. 128 simplifies the standards for computing EPS previously found in Accounting Principles Board Opinion No. 15, "Earnings Per Share", and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS, which excludes dilution. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. Basic earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share differs from basic earnings per share due to the assumed conversions of dilutive options, warrants and convertible debt outstanding during the period.

The calculations of basic and diluted EPS for the fiscal years ended July 31, 1998, 1997, 1996 are as follows:

                                                                                            FISCAL YEARS ENDED JULY 31,
                                                                              ------------------------------------------------------
                                                                                 1998                  1997                  1996
                                                                              ----------            ----------            ----------
Income from continuing operations available
  to common stockholders - basic .................................            $8,444,775            $6,215,972            $4,052,115
Plus: interest on convertible debt ...............................               780,000                61,973                  --
                                                                              ----------            ----------            ----------
Income from continuing operations available
  to common stockholders plus income from
  assumed conversions - diluted ..................................            $9,224,775            $6,277,945            $4,052,115
                                                                              ==========            ==========            ==========
Weighted average shares outstanding - basic ......................             6,473,724             4,871,952             4,841,100
Plus:  assumed exercise of options and warrants ..................               348,642                89,285                14,400
Plus:  assumed conversion of convertible debt ....................               937,500                74,486
                                                                              ----------            ----------            ----------
Weighted average shares outstanding - diluted ....................             7,759,866             5,035,723             4,855,500
                                                                              ==========            ==========            ==========

      During the fiscal years ended July 31, 1998, 1997 and 1996, the Company had 1,702,558, 980,515, and 719,600, respectively, of common stock options and warrants outstanding which were not included in the diluted earnings per share calculation because the options and warrants would have been anti-dilutive.

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

COMPREHENSIVE INCOME

      In fiscal year 1998, the Company adopted SFAS No. 130. "Reporting Comprehensive Income" which establishes new rules for the reporting and presentation of comprehensive income and its components in a full set of financial statements. The Company's comprehensive income is comprised of net income and foreign currency translation adjustments. The adoption of SFAS No. 130 had no impact on the Company's net income or total shareholders' equity. Prior to the adoption of SFAS No. 130, foreign currency translation adjustments were reported separately in the statement of shareholders' equity. The comprehensive income amounts in the prior fiscal years' financial statements have been reclassified to conform to SFAS No. 130.

NEW ACCOUNTING PRONOUNCEMENTS

      The Financial Accounting Standard Board ("FASB") issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Restated Information," which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997.

      Management has not yet determined the impact, if any, that SFAS 131 will have on its financial statement disclosures.

4.  ACQUISITIONS

      In June 1996, the Company acquired substantially all of the operating assets, business operations and facilities (the "Acquisition") of Ace. The operating results of the Acquisition are included in the Company's consolidated results of operations from the date of the acquisition. The purchase price of approximately $44.7 million consisted of $39.2 million in cash, $2.9 million in subordinated debt, $2.4 million in related direct costs, and $0.2 million in the form of warrants issued by the Company to the former owners of Ace ("Sellers") to purchase up to 35,000 shares of the Company's Common Stock, commencing one year from the date of acquisition. The Acquisition has been accounted for using the purchase method. The Company recorded approximately $14.1 million of goodwill, which is the excess of the total purchase price over the fair value of net assets acquired. Included in net assets is approximately $3.8 million in certain trade payables and accrued liabilities, which the Company assumed. This goodwill is being amortized on a straight-line basis over a 40-year period.

      The debt incurred by the Company in connection with the Acquisition consisted of (i) approximately $34.0 million in revolving credit and term loans under the Revolving Credit Term Loan with Letter of Credit Facility dated June 20, 1996 ("Credit Facility"), which had a maximum aggregate commitment of $65 million among The Chase Manhattan Bank, formerly Chemical Bank, (the "Bank") as agent, Bank of America, Union Bank of California, and Chase Bank of Texas (formerly Texas Commerce Bank N.A.) (the "Lenders"), and the Company, Ace Novelty Acquisition Co., Inc. ("ANAC") and Newco Novelty, Inc., wholly owned subsidiary of ANAC, as borrowers (see Note 9), (ii) a $3.0 million subordinated loan from the Company's Chief Executive Officer, and (iii) a $2.9 million subordinated loan from Sellers. The Credit Facility was amended in fiscal 1998 to have a maximum aggregate commitment of $30 million (see Note 8).

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  ACQUISITIONS (CONTINUED)


      The following is a summary of the Ace assets acquired and liabilities assumed, at the date of Acquisition:

                   Current assets ............   $26,779,000
                   Property and equipment, net     8,737,000
                   Goodwill ..................    14,054,000
                                                 -----------
                       Total assets ..........   $49,570,000
                                                 ===========
                   Current liabilities .......   $ 4,826,000
                                                 ===========

      Relative to the Acquisition, the Company adjusted the purchase price allocation as contingent assets and liabilities were determined or realized in accordance with Statement of Financial Accounting Standards No. 38, "Accounting for Preacquisition Contingencies of Purchase Enterprises."

      In November 1996, the Company, through its wholly-owned subsidiary Play By Play Toys & Novelties Europe S.A., acquired all of the outstanding capital stock of The TLC Gift Company, Ltd. ("TLC") based in Doncaster, England. The Company effected the purchase of TLC by issuing 40,000 shares of restricted common stock to the sellers of TLC. The shares had a fair market value of $345,000 at the date of acquisition. The Company incurred $144,000 in costs directly related to the acquisition. The acquisition has been accounted for using the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based on the fair values at the date of acquisition. The Company acquired assets with an approximate value of $1.9 million and assumed liabilities of $2.6 million, resulting in goodwill of $1.1 million which is being amortized on a straight-line basis over 20 years. The operating results have been included in the Company's consolidated financial statements since the date of acquisition.

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

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.  DISCONTINUED OPERATIONS (CONTINUED)

      The buyer paid approximately $80,000 in cash, and the Company financed the balance of the sales price of approximately $1.5 million with the acceptance of a non-interest bearing note from the purchaser which calls for monthly principal payments based on the greater of six percent of net annual sales of specific restaurants, including the restaurants sold by the Company, or a series of minimum monthly payments over a period of eight years. The note balance, net of imputed interest of approximately $450,000 calculated at a rate of 10%, is comprised of the current portion which is included in accounts and notes receivable and long term portion of the note is included in other assets. The note is collateralized by all of the stock of Restaurants Universal.

      The operating results and the loss on the sale of the restaurants have been reported separately as a component of discontinued operations in the Consolidated Statements of Income for the twelve months ended July 31, 1996. The Company realized no tax benefit from the loss on the sale of Restaurants Universal. Further, the Company had not previously recorded a tax benefit on the operating losses of Restaurants Universal. Summarized results of operations for Restaurants Universal for fiscal year 1996 are as follows:


                          Net sales ........   $ 1,516,791
                          Cost of sales ....     1,630,501
                          Net loss .........      (145,036)

6.  INVENTORIES

      Inventories consist of the following:

                                                 JULY 31,
                                     -------------------------------
                                         1998                1997
                                     -----------         -----------
Purchased for resale ............    $72,325,886         $46,898,557
Operating supplies ..............        287,244             340,963
                                     -----------         -----------
     Total ......................    $72,613,130         $47,239,520
                                     ===========         ===========

      Replacement cost of inventories approximates LIFO cost at each of the balance sheet dates. At July 31, 1998 and 1997 inventories in the amount of $45.3 million and $26.2 million, respectively, were valued using the FIFO and specific identification methods. The excess current cost over the LIFO value of inventories was $215,000 at July 31, 1998 and 1997.

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.  PROPERTY AND EQUIPMENT

      Property and equipment consists of the following:

                                                      JULY 31,
                                          --------------------------------
                                               1998               1997
                                          ------------        ------------
Buildings .............................   $  3,379,773        $  3,376,113
Land ..................................      1,207,729           1,207,729
Equipment .............................     11,656,496          10,226,021
Vehicles ..............................        707,006             565,906
Computer equipment ....................      2,524,361           1,409,556
Software ..............................      1,455,071             284,516
Leasehold improvements ................      2,213,263           1,347,063
                                          ------------        ------------
                                            23,143,699          18,416,904
Accumulated depreciation and
  amortization ........................     (5,228,701)         (3,431,017)
                                          ------------        ------------
                                          $ 17,914,998        $ 14,985,887
                                          ============        ============

      Included in property and equipment in the accompanying consolidated balance sheets are the following assets held under capital leases:


                                                      JULY 31,
                                           -------------------------------
                                               1998                1997
                                           ------------        -----------
Equipment ............................     $ 1,525,726         $   755,594
Computer equipment ...................       1,073,019             965,369
Accumulated depreciation .............        (766,800)           (486,911)
                                           -----------         -----------
                                           $ 1,831,945         $ 1,234,052
                                           ===========         ===========

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.  NOTES PAYABLE AND LONG-TERM DEBT


                                                             JULY 31,
                                                   ----------------------------
                                                        1998           1997
                                                   ------------    ------------
Notes Payable:
  Revolving line of credit .....................   $ 14,760,950    $ 22,607,721
                                                   ============    ============
Long-Term Debt:
  Term loan ....................................   $  7,200,000    $  9,600,000
  Convertible subordinated debentures ..........     15,000,000      15,000,000
  Notes payable to banks, financing companies,
     and other due in monthly installments with
     interest rates ranging from 7.4% to 12.0%
     collaterized by equipment .................      1,053,396       1,192,250
                                                   ------------    ------------
                                                     23,253,396      25,792,250
                                                   ------------    ------------
  Less current maturities ......................     (3,393,149)     (3,472,017)
                                                   ------------    ------------
                                                   $ 19,860,247    $ 22,320,233
                                                   ============    ============


The aggregate amount of maturities on long-term borrowings as of July 31, 1998 were as follows:

   Year ended July 31:
          1999                          $3,393,149
          2000                           3,059,709
          2001                           5,757,421
          2002                           3,622,355
          2003                           3,912,974
         Beyond                          3,507,788
                                       -----------
                                       $23,253,396
                                       ===========

CREDIT FACILITY

      In June 1996, the Company entered into the Credit Facility (see Note 4) which replaced the Company's $10 million credit facility. The Credit Facility included a $53 million revolving line of credit commitment, subject to availability under a borrowing base calculated by reference to the level of eligible accounts receivable and inventory, and a $15 million sublimit for the issuance of letters of credit. The $65 million Credit Facility also included a $12 million term loan, which requires sixty equal monthly principal payments of $200,000 plus accrued interest beginning August 1, 1996, with the last payment due and payable on June 20, 2001.

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.    NOTES PAYABLE AND LONG-TERM DEBT (CONTINUED)

      During fiscal 1998, the Credit Facility was amended to reduce the total revolving line of credit commitment to an aggregate amount of $30 million, and reduce the interest rate on borrowings, the commitment fee and the letter of credit fee. The revolving line of credit of the Credit Facility matured on June 20, 1998 and has been extended through January 15, 1999. The Company expects to either extend or refinance the Credit Facility prior to January 15, 1999. However, there is no assurance that the Company will be able to refinance or obtain a new line of credit, or that if obtained, it will be on terms at least as favorable as those on the existing line of credit.

      Interest on borrowings outstanding under the revolving line of credit is payable monthly at an annual rate equal to, at the Company's option, (i) the Bank's Alternate Base Rate or (ii) the LIBOR rate plus 2.00%. The weighted average interest rate was 8.50% and 8.19% for the years ended July 31, 1998 and 1997, respectively. For amounts outstanding under the term loan, interest is payable monthly in arrears at an annual rate equal to, at the Company's option,
(i) the Bank's Alternate Base Rate plus 0.25% or (ii) the LIBOR rate plus 2.25%. The weighted average interest rate was 8.75% and 8.48% for the years ended July 31, 1998 and 1997, respectively.

      The Credit Facility is collateralized by a first lien on substantially all of the Company's domestic assets, and 65% of the issued and outstanding stock of its foreign subsidiaries.

      As of July 31, 1998, the Company had $13.5 million in outstanding irrevocable letters of credit and bankers' acceptances under the Credit Facility. Based on the level of the Company's eligible accounts receivable and inventory at July 31, 1998, the Company had $4.4 million of additional borrowing capacity available under the Credit Facility, all of which could be used to support borrowings under the revolving credit line or additional letters of credit.

      The Credit Facility contains certain restrictive covenants and conditions among which are a prohibition on payment of dividends, limitations on further indebtedness, restrictions on dispositions and acquisitions of assets, limitations on advances to third parties and foreign subsidiaries and compliance with certain financial covenants, including but not limited to a maximum total debt ratio and minimum interest expense coverage. In addition, the Credit Facility prohibits the Company's Chief Executive Officer from significantly reducing his ownership in the Company below specified levels.

NOTE PAYABLE

      As part of the consideration for the Acquisition, the Sellers (see Note 4) received a $2.9 million note (the "Ace Note") from the Company. The first installment on the Ace Note in the amount of up to $600,000 was due and payable two business days following the determination of the final balance sheet of Ace and accrues interest at 8.0% per annum. As of July 31, 1998, the Company estimated the final balance sheet portion of the note to be approximately $160,000. The second installment on the Ace Note in the amount of $1.0 million was paid on December 20, 1996. The third installment on the Ace Note in the amount of $500,000 was paid June 20, 1997 and is also subject to offset against any claims by the Company against the Sellers. The fourth installment on the Ace
Note in the amount of $800,000 was due and payable on June 21, 1998 and was also subject to offset against any claims by the Company against the Sellers. Interest on the Ace Note, other than with respect to the first installment of $600,000, is payable monthly in arrears at a rate of 12.0% per annum during the first six months and 10.0% per annum thereafter, except with respect to the final payment due June 21, 1998, which bears interest at 12.0% per annum. The first installment in the

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.    NOTES PAYABLE AND LONG-TERM DEBT (CONTINUED)

amount indicated above and the final installment have not been paid and are currently subject to offset rights claimed by the Company. The Sellers have denied such claims and filed a lawsuit to collect such amount in addition to other claims. The Company is currently in settlement negotiations with the Sellers, and management believes the net Ace related liability reported by the Company should approximate the final expected settlement. Payment of all obligations under the Ace Note is subordinate to payment of the Credit Facility. Certain assets of the Company collateralize the Ace Note, and are also subordinate to the Credit Facility.

CONVERTIBLE DEBT

      During July 1997, the Company completed a private placement of $15 million of convertible debentures. The proceeds were used to retire a $3 million subordinated demand note due to a shareholder, provide $3 million as collateral on two lines of credit with banks in Spain and for general corporate purposes. Interest accrues at 8% per annum, payable monthly until maturity on June 30, 2004. Principal is payable commencing June 30, 2000 at a rate of 1% of the outstanding balance monthly, with the remaining balance due at maturity. The debt is convertible into Company's common stock at any time during the loan period at a conversion price of $16.00 per share. Under certain conditions, the conversion price may be reduced upon the issuance of common stock, including treasury stock, at a price less than the current conversion price of $16.00 per share. Such adjustment is based on the Company's cash flows, but cannot be adjusted to a price less than $14.40 which is 90% of $16.00. Pursuant to the terms of the Convertible Loan Agreement, the conversion price was adjusted from the original $17.00 per share to $16.00 per share as a result of the December 1997 offering of the Company's common stock at $16.00 per share. The debenture holders may force redemption if there is a change of control of the voting stock, two-thirds of the Board changes without approval of the holders, or the Company's stock cannot be publicly traded. The Company incurred costs of approximately $731,000 in connection with the issuance of the convertible debentures. Such costs were capitalized and are being amortized to interest expense over the seven-year term of the convertible debentures on a straight-line basis, which approximates the interest method.

      The Convertible Loan Agreement contains certain restrictive covenants and conditions among which place limitations on further indebtedness, liens, investments, and dividends and requires compliance with certain financial covenants and specified ratios. In addition, the Company is required to own all of the capital stock, or other equity interests in its subsidiaries.


9.  COMMITMENTS AND CONTINGENCIES

GUARANTEED PURCHASES

      The Company has entered into a guaranteed purchase agreement for $1.7 million to reserve airtime in conjunction with the television promotion of Talkin' Tunes(TM) and Tornado Taz(TM). The television campaign began national and spot market television advertising during the first fiscal quarter of 1999.

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

CAPITAL LEASES

      The Company leases equipment under capital lease agreements which expire at various dates through 2002. The lease agreements generally provide purchase options and require the Company to pay property taxes, utilities and insurance.

      Future minimum lease payments under capital leases at July 31, 1998 are as follows:

    Year ended July 31:
         1999                                      $ 1,284,978
         2000                                          812,996
         2001                                          306,523
         2002                                           34,505
         2003                                             -
                                                   -----------
    Total minimum lease payments                     2,439,002
    Less amounts representing interest                (194,180)
                                                   -----------
                                                     2,244,822
    Less current portion                            (1,142,687)
                                                   -----------
    Long-term obligations under capital leases     $ 1,102,135
                                                   ===========

OPERATING LEASES

      The Company leases equipment, vehicles and operating facilities, consisting primarily of warehouse, distribution and office space, under operating leases expiring at various dates through 2007. The lease agreements generally provide renewal options and require the Company to pay property taxes, utilities and insurance. Rent expense under operating leases was $2.1 million, $2.5 million and $1.5 million for the years ended July 31, 1998, 1997 and 1996, respectively.

      Minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at July 31, 1998 are as follows:

    Year ended July 31:
          1999                                  $ 2,548,921
          2000                                    2,086,460
          2001                                    1,724,808
          2002                                    1,744,890
          2003                                    1,587,768
    Thereafter                                    4,642,369
                                                -----------
        Total minimum lease payments            $14,335,216
                                                ===========

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

ROYALTIES

      The Company markets its products under a variety of licensed trademarks for which the Company pays associated royalties based on sales of the related products. Approximately 64.2%, 59.7% and 58.2% of the Company's net sales in fiscal 1998, 1997 and 1996, respectively, were derived from product lines based on licensed entertainment character or corporate trademark. The Company's products based on licensed trademarks for Looney Tunes' characters accounted for 50.6%, 37.5% and 16.4% of net sales in fiscal 1998, 1997 and 1996, respectively. The Company's products based on trademarks licensed by The Coca-Cola Company accounted for 2.2%, 4.5% and 13.8% of net sales in fiscal 1998, 1997 and 1996, respectively. No other license accounted for more than 10% of the Company's net sales. Some licenses are renewable at the option of the Company upon payment of certain minimum guaranteed payments or the attainment of certain sales levels during the initial term of the license. However, there can be no assurance that the Company will be able to renew its most successful licenses, or obtain new licenses. Substantially all of the license agreements are for periods of one to three years and include guaranteed minimum royalty payments and advertising commitments over the life of the agreements. Royalty expense is recorded based on sales for the period multiplied by the contractual royalty rate specified in the related licenses.

      Future guaranteed minimum royalty obligations by year-end and in the aggregate under license agreements consist of the following at July 31, 1998:

   Year ended July 31:
        1999                               $  8,543,465
        2000                                  5,166,744
        2001                                    874,778
                                           ------------
     Total minimum royalty payments        $ 14,584,987
                                           ============

LETTERS OF CREDIT

      The Company had commitments in the normal course of business, including outstanding irrevocable letters of credit and bankers' acceptances to certain banks approximating $13.5 million at July 31, 1998, relating primarily to the purchase of merchandise from various third-party overseas manufacturers. Liabilities under letters of credit are recorded when the Company is notified that merchandise has been shipped.

      As of July 31, 1998, the Company's Spanish subsidiary had $3.7 million outstanding in irrevocable letters of credit.

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

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      In December 1997, a legal action was instituted against the Company by an individual alleging claims for unfair competition (misappropriation), breach of contract, breach of implied in fact contract, and quasi contract in connection with alleged infringement resulting from the sale of Tornado Taz(TM). The Company has responded by denying the essential allegations of the complaint and by filing counterclaims for unfair competition (including product disparagement and trade libel) and tortuous interference with prospective business advantage. The Company is vigorously prosecuting the counterclaims and has filed a motion for summary judgement for dismissal of the claims. The plaintiff has filed a motion for summary judgement for dismissal of the Company's counterclaims. The plaintiff seeks to recover the Company's profits on the sale of the toy in question which could be as much as $2 million or more, or alternatively the plaintiff may seek to recover royalties as a measure of damages, as well as an injunction that, if granted, would bar future sales by the Company of Tornado Taz(TM). The Company is vigorously contesting the claims and management believes that the plaintiff has no basis for its claims.


YEAR 2000 COMPLIANCE

      Similar to many business entities, the Company will be impacted by the inability of computer application software programs to distinguish between the year 1900 and 2000 due to a commonly-used programming convention. Until such programs are modified or replaced prior to 2000, calculations and interpretations based on date-based arithmetic or logical operations performed by such programs may be incorrect.

      Management's plan addressing the impact on the Company of the Year 2000 issue focuses on the following areas: application systems, process control systems (embedded chips), technology infrastructure, and third party business partners and suppliers with which the Company has significant relationships. Management's analysis and review of these areas is comprised primarily of five phases: developing an inventory of hardware, software and embedded chips; assessing the degree to which each area is currently in compliance with Year 2000 requirements; performing renovations and repairs as needed to attain compliance; testing to ensure compliance; and developing a contingency plan if repair and renovation efforts are either unsuccessful or untimely.

      Management has substantially completed the inventory and assessment phases regarding application systems, process control systems and technology infrastructure, and is performing upgrades, repairs and testing of the former two categories. The review of physical infrastructure and business partners and merchandise suppliers is in the inventory stage. While the Company anticipates that any additional assessment efforts will be completed by the end of calendar year 1999. Costs incurred to date have primarily consisted of labor from the redeployment of existing information technology, legal and operational resources as well as computer hardware and software costs. The Company has budgeted approximately $5.0 million for these Year 2000 compliance efforts, however, the Company's Year 2000 program is an ongoing process and the estimates of costs and completion dates for various aspects of the program are subject to change.

      The Company is currently replacing its financial and core business system software with new applications that are Year 2000 compliant. The Company has formed a contingency team to develop a work plan in the event that such programs are not fully operational by July of calendar year 1999. The Company does not presently anticipate a material business interruption as a result of the Year 2000.

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

      The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Company's current and planned activities with respect to the Year 2000 problem are expected to significantly reduce the Company's level of uncertainty about the problem and, in particular, about the Year 2000 compliance and readiness of its material customers and suppliers. The Company believes that, with the implementation of new business systems and completion of the planned activities as scheduled, the possibility of significant interruptions of normal operations should be reduced.

      Although there is a risk that the Company's plans for achieving Year 2000 compliance may not be completed on time, failure to meet critical milestones identified in our plans would provide advance notice such that appropriate steps could be taken to mitigate the risk of failure. Management believes that its customers and suppliers would also receive advance notice allowing them to implement alternate plans.

EMPLOYEES

      As of July 31, 1998, the Company employed approximately 736 people in its toy operations and 21 people in its vending operation. Of the 736 employees in the toy operations, approximately 450 are engaged in warehousing and distribution, 97 are engaged in finance and administration, 151 are engaged primarily in sales and marketing, and 38 are engaged in product development. A union represents some of the Company's employees in Chicago, Illinois. In Spain, the Company is subject to various governmental regulations relative to its employees, and has standard national employment contracts with all of its Spanish employees. The Company believes its relationship with its employees is satisfactory.


10.  ADVERTISING EXPENSES

      Advertising expenses consist primarily of costs incurred in the design, development, printing and shipping of Company catalogs, television advertisement costs and a limited number of advertisements in trade publications. The Company implemented a television promotion campaign for the first time in fiscal 1997 in conjunction with the introduction of the Talkin' Tots(TM) and Tornado Taz(TM). In fiscal 1998, the television advertising costs were incurred principally in conjunction with Talkin' Tots(TM), Talkin' Tunes and Tornado Taz(TM). The Company's total televisiOn advertising expenses were $5.7 million and $1.3 million during fiscal 1998 and 1997, respectively. The Company's total advertising expenses, including television advertisement costs, were $7.6 million, $2.7 million and $688,000 during fiscal 1998, 1997 and 1996, respectively.

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  INCOME TAX

      Income tax provision (benefit) is as follows:

                                                  YEAR ENDED JULY 31,
                                       -----------------------------------------
                                           1998          1997           1996
                                       ------------   -----------   ------------
Federal:
      Current provision ............   $ 2,914,676    $   974,246   $ 1,987,531
      Deferred provision (benefit) .      (503,290)       554,229       (74,913)
                                       -----------    -----------   -----------
          Total Federal ............     2,411,386      1,528,475     1,912,618
                                       -----------    -----------   -----------
         State - current ...........       441,827        255,102       323,007
                                       -----------    -----------   -----------
       Foreign - current ...........     1,693,974        940,573       384,024
                                       -----------    -----------   -----------
      Net provision for income taxes   $ 4,547,187    $ 2,724,150   $ 2,619,649
                                       ===========    ===========   ===========

      Reconciliations of the differences between income taxes computed at the Federal statutory tax rates and income tax provision are as follows:

                                                 YEAR ENDED JULY 31,
                                      -----------------------------------------
                                          1998           1997           1996
                                      ------------   ------------   -----------
Income taxes computed at Federal
  statutory rates .................   $ 4,417,267    $ 3,039,641    $ 2,137,659
Foreign tax differentials .........       (23,834)      (531,107)       172,097
Valuation allowance on capital loss
  carryover .......................          --             --          135,693
State tax provision ...............       291,606        168,367        213,185
Other - net .......................      (137,852)        47,249        (38,985)
                                      -----------    -----------    -----------
     Total provision ..............   $ 4,547,187    $ 2,724,150    $ 2,619,649
                                      ===========    ===========    ===========

      The foreign tax differential for the year ended July 31, 1997 results primarily from a low effective tax rate on sales by the Hong Kong subsidiary, and from an investment tax credit in Spain related to the investment in the TLC operations in the U.K.

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.  INCOME TAX (CONTINUED)

The tax effects of the significant temporary differences that comprise the deferred tax assets and liabilities are as follows:

                                                      YEAR ENDED JULY 31,
                                         ------------------------------------------
                                             1998           1997            1996
                                         ------------   ------------   ------------
Assets:
   Current:
      Accounts receivable ............   $ 1,515,765    $   707,422    $   406,011
      Capital loss carryover .........       135,693        135,693        135,693
      Other - net ....................       483,848        324,971         86,514
      Valuation allowance ............      (135,693)      (135,693)      (135,693)
                                         -----------    -----------    -----------
        Gross deferred tax assets ....     1,999,613      1,032,393        492,525
                                         -----------    -----------    -----------

Liabilities:
   Current - LIFO inventory valuation      1,774,885      1,528,824        715,984
   Non-current - basis of property
     and equipment ...................       878,787        660,918        379,661
                                         -----------    -----------    -----------
        Gross deferred tax liabilities     2,653,672      2,189,742      1,095,645
                                         -----------    -----------    -----------
        Net deferred tax liabilities .   $   654,059    $ 1,157,349    $   603,120
                                         ===========    ===========    ===========

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

12.  SHAREHOLDERS' EQUITY

SECONDARY OFFERING

      On December 2, 1997, the Company sold 2,300,000 shares of its common stock in a follow-on public offering at a price of $16.00 per share. The total number of shares sold included 300,000 related to underwriters' over-allotment option, which was exercised in full. The net proceeds from the issuance and sale of common stock amounted to $34.1 million after deducting underwriters' discounts and other expenses. In December 1997, a portion of the net proceeds was used to repay indebtedness of approximately $21.3 million outstanding under the Credit Facility and $12.8 million was used to fund the Company's operations.

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.  SHAREHOLDERS' EQUITY (CONTINUED)

STOCK OPTIONS

      The Company has a Non-Qualified Stock Option Plan and a 1994 Incentive Plan (the "Plans"). The Company has reserved 1,300,000 shares of its common stock for issuance upon exercise of options granted or to be granted under the Plans. The vesting period for options issued pursuant to the plans generally range from six months to four or five years from the date of the grant. Under the Plans and at the discretion of the Board of Directors, awards may be granted to officers and employees of the Company in the form of incentive stock options and restricted stock. Stock options may be exercised at a purchase price determined by the Board of Directors, provided that the exercise price per share shall be an amount not less than 100% of the fair market value on the date the option is granted or 110% of fair market value for beneficial owners of 10% or more of the Company's outstanding shares. The maximum term for all Stock Options granted under the Plans is ten years (five years in the case of an incentive stock option granted to a shareholder who owns 10% or more of the Company's Common Stock).

      In January 1997, the Company granted options to purchase 200,000 shares of the Company's common stock at $8.00 per share, in connection with an officer's employment agreement. These options vest in equal monthly amounts over a five-year period commencing February 1, 1997. The Company recognized $140,000 and $81,667 of compensation expense in fiscal 1998 and 1997 and has a balance of $478,333 and $618,333 in unearned compensation as of July 31, 1998 and 1997, respectively, related to these options.

      In fiscal 1997, the Company's Board of Directors voted that options granted to officers of the Company prior to December 1996 be re-priced to the fair market value on the date of re-pricing, which was $11.00, or 110% of fair market value for beneficial owners of 10% or more of the Company's outstanding shares of common stock. The resolution was approved at the Annual Meeting of Shareholders on December 11, 1997. The number of shares re-priced was 159,000. The original exercise price of the shares ranged from $13.475 to $14.58. Such options shall vest as originally granted.

      The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock Based Compensation".
Accordingly, no compensation expense has been recognized for the stock plan.

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.  SHAREHOLDERS' EQUITY (CONTINUED)


      A summary of the status of the Company's stock options as of July 31, 1998, 1997, and 1996 and the changes during the year ended on those dates is presented below:

                                                                         FISCAL YEARS ENDED JULY 31,
                                                     1998                           1997                           1996
                                         ---------------------------    ---------------------------    ---------------------------
                                                           WEIGHTED                       WEIGHTED                      WEIGHTED
                                         # SHARES OF       AVERAGE      # SHARES OF       AVERAGE      # SHARES OF      AVERAGE
                                         UNDERLYING        EXERICSE     UNDERLYING        EXERICSE     UNDERLYING       EXERICSE
                                          OPTIONS           PRICES        OPTIONS          PRICES       OPTIONS          PRICES
                                         ---------------------------    ---------------------------   ----------------------------
Outstanding at beginning
  of year .............................    959,800        $   10.71       624,000        $   12.29       151,000        $   13.48
Granted ...............................  1,034,000        $   18.99       412,000        $    9.66       486,000        $   11.94
Exercised .............................    111,900        $   11.82        20,200        $   12.57          --            --
Forfeited .............................     24,140        $   13.47        49,300        $   11.28        13,000        $   13.48
Expired ...............................     24,760        $   11.10         6,700        $   13.73          --            --
Outstanding at end of year ............  1,833,000        $   15.32       959,800        $   10.71       624,000        $   12.29
Exercisable at end of year ............    562,640        $   12.76       394,700        $   12.10       114,800        $   13.79



                                             1998       1997       1996
                                           --------    -------    -------
Weighted-average fair value of
  options granted at premium ..........      --        $1.83       $3.66
Weighted-average fair value of
  options granted at-the-money ........      7.26       3.62       $3.46
Weighted-average fair value of
  granted at a discount ...............      --         5.81        N/A
Weighted-average fair value of
  modifications to options ............      --         1.09       $0.35

      The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for all grants in 1998, 1997 and 1996: dividend yield of 0.00%; risk-free interest rate of from 5.39% to 6.67%; an expected life of options of 5 years for 10-year options and expected life of 2.5 years for 5-year options; and a volatility of 30.3% in fiscal 1998 and 23.6% in fiscal 1997 and 1996.

      During fiscal 1997, 159,000 previously granted options were modified to reduce the exercise price. The "Outstanding at the end of year" number of shares underlying options in the table above and the table below reflects the modified terms of these options. The fair value of each modification of previously granted stock options is estimated on the date of the modification using the Black-Scholes option-pricing model to determine the amount of value added to each option at the time of modification. The weighted-average assumptions are the same as for the options granted during fiscal 1998 and 1997.

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.  SHAREHOLDERS' EQUITY (CONTINUED)

Options outstanding as of July 31, 1998 are summarized below:

                                       OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                            -----------------------------------------------  -----------------------------
                                         WEIGHTED AVERAGE
                                        -----------------  WEIGHTED AVERAGE               WEIGHTED AVERAGE
   RANGE OF                    NUMBER        REMAINING     ----------------    NUMBER     ----------------
EXERCISE PRICES             OUTSTANDING  CONTRACTUAL LIFE   EXERCISE PRICE   EXERCISABLE   EXERCISE PRICE
---------------             -----------  ----------------  ----------------  -----------  ----------------
$ 9.49 to $13.00 .........      690,600         8.09           $ 10.01         389,140       $   11.12
$13.01 to $15.95 .........      113,900         7.12             14.56          82,200           13.65
$15.96 to $19.63 .........    1,028,500         9.24             18.99          91,300           18.94
                              ---------                                        -------
$ 9.49 to $19.63 .........    1,833,000         8.67             15.32         562,640           12.76
                              =========                                        =======

NON-EMPLOYEE STOCK OPTIONS

        In addition to the options described above, the Company granted 3,000 with an exercise price of $13.48 to a non-employee during fiscal 1995. During fiscal year 1998, the non-employee exercised 1,800 options. As of July 31, 1998, 600 options were outstanding with a remaining contractual term of 8.85 years.

PRO FORMA NET INCOME AND NET INCOME PER COMMON SHARE

      Had the compensation cost for the Company's Plans been determined consistent with SFAS 123, the Company's net income and net income per common share for 1998 and 1997 would approximate the pro forma amounts below:

                             AS REPORTED   PRO FORMA    AS REPORTED  PRO FORMA
                               7/31/98      7/31/98       7/31/97     7/31/97
                             -----------  -----------  ------------  ----------
SFAS 123 charge ...........         --     $1,501,047         --     $  944,600
APB 25 charge .............   $  140,000   $  140,000   $   81,667   $   81,667
Net income ................   $8,444,775   $7,083,728   $6,215,972   $5,353,039
Net income per common share   $     1.30   $     1.09   $     1.28   $     1.10

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

      In addition to the cash paid to the Sellers of Ace (see Note 4), the Company issued to the Sellers a warrant to purchase up to 35,000 common shares of the Company's common stock at a price per share of $14.90. The warrant is exercisable for a period of five years beginning June 20, 1997. The estimated value of the warrant of $245,350 was recorded as an increase in goodwill, with an offsetting increase in additional paid-in capital.

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  SHAREHOLDERS' EQUITY (CONTINUED)

      In connection with the execution of certain license agreements in January 1998, the Company issued to Warner Bros. Consumer Products, a division of Time Warner Entertainment Company, L. P., a warrant (the "Warner Bros. Warrant") to purchase up to 100,000 shares of the Company's common stock at a price per share of $15.4375. The warrant may be exercised in full or in part any time after January 1, 1998, but no later than December 31, 2000.

PREFERRED STOCK

      Pursuant to the Company's Articles of Incorporation, the Board is authorized to issue from time to time up to 10,000,000 shares of Preferred Stock, in one or more series, and is authorized to fix the dividend rights, dividend rates, any conversion rights or right of exchange, any voting right, any rights and terms of redemption (including sinking fund provisions), the redemption rights or prices, the liquidation preferences and any other rights, preferences, privileges and restrictions of any series of Preferred Stock and the number of shares constituting such series and the designation thereof. There were no shares of Preferred Stock outstanding as of July 31, 1998 or 1997.

13.  TRANSACTIONS WITH RELATED PARTIES

      The principal shareholder leases seven land and building packages to a third party with whom the Company incurred costs of $436,000, $700,000, and $900,000 million in the years ended July 31, 1998, 1997 and 1996, respectively, for revenue sharing arrangements in connection with the Company's vending operations. The Company incurred costs of $76,000, $101,000 and $103,000 for revenue sharing arrangements in the years ended July 31, 1998, 1997 and 1996, respectively, in connection with its vending operations with an entity related to another shareholder that is also a director of the Company.

      One of the Company's directors is affiliated with an insurance agency which provided certain property, casualty and liability insurance to the Company in fiscal years 1998 and 1997. The Company paid premiums on policies issued by the affiliated insurance agency totaling $272,600 and $956,000 during fiscal years 1998 and 1997, respectively.

      Interest expense on notes payable to related parties approximated $0, $257,800, and $30,000 for the years ended July 31, 1998, 1997 and 1996, respectively.

        On February 19, 1997, the Company's European subsidiary, Play By Play Europe, entered into an agreement with Banco Santander, S.A. Valencia to provide a U.S. $2.0 million standby letter of credit collaterized by 35,000 shares of the Company's Chief Executive Officer's personal common stock investment in an unaffiliated company. No remuneration was paid by the Company to its Chief Executive Officer as consideration for this guarantee. The standby letter of credit matured without renewal on October 31, 1997.

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


14.  SUPPLEMENTAL CASH FLOW DISCLOSURES

      Supplemental cash flow information with respect to payments of interest and income taxes is as follows:

                                                YEAR ENDED JULY 31,
                                       ------------------------------------
                                          1998          1997        1996
                                       ----------   ----------   ----------
            Interest paid ..........   $3,948,834   $3,794,534   $  422,948
            Income taxes paid ......    2,565,861      942,437    1,594,078


      The Company incurred capital lease obligations of $1.6 million, $1.2 million and $967,000 in the years ended July 31, 1998, 1997 and 1996, respectively.

      In November 1996, the Company issued 40,000 shares of restricted common stock to the sellers of TLC in connection with the acquisition. The shares had a fair market value of $345,000 at the date of acquisition.

      The Company recorded $700,000 as deferred compensation related to the options to purchase up to 200,000 shares of common stock, granted to an officer in January 1997. At July 31, 1998, the unamortized balance was $478,333.

      During fiscal 1996, the Company retired 24,600 shares of Treasury Stock outstanding by reducing additional paid-in capital by the $50,000 cost of those shares. The Company issued a note payable for $2,900,000 and warrants to purchase up to 35,000 shares of the Company's Common Stock to the Sellers of Ace to partially finance the Acquisition. The warrants were valued at $245,350 (see
Note 4). The Company recorded a note receivable for 205,000,000 pesetas, or approximately $1.6 million, from the buyers of the stock of Restaurants Universal (see Note 5).

      In connection with the Warner Bros. Warrant (see Note 12), the Company recorded $522,000 as a prepaid royalty with an offsetting increase in additional paid-in capital. The prepaid royalty will be amortized to expense on a straight-line basis over the life of the related licenses, which terminate December 2000.

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


15.  INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION (CONTINUED)

      Information by geographic location is as indicated below. The toys and novelties industry segment includes sales of toy products and vending operations for each of the periods presented.

                                      YEAR ENDED JULY 31,
                        ---------------------------------------------
                             1998            1997            1996
                        -------------   -------------   -------------
Net sales:
   United States ....   $ 132,002,286   $ 113,725,263   $  63,643,062
   Latin America ....      14,416,516       2,569,451       1,453,459
   Europe ...........      31,684,033      21,091,543       9,100,780
                        -------------   -------------   -------------
                        $ 178,102,835   $ 137,386,257   $  74,197,301
                        =============   =============   =============

NET OPERATING INCOME:
   United States ....   $   9,546,402   $   9,353,262   $   5,626,484
   Latin America ....       3,156,351         164,768        (167,862)
   Europe ...........       4,556,015       3,628,683       1,217,489
                        -------------   -------------   -------------
                        $  17,258,768   $  13,146,713   $   6,676,111
                        =============   =============   =============

IDENTIFIABLE ASSETS:
   United States ....   $ 106,488,532   $ 102,567,531   $  92,069,582
   Latin America ....      10,574,279       1,270,720         888,075
   Europe ...........      50,821,085      22,067,323      11,964,203
                        -------------   -------------   -------------
                        $ 167,883,896   $ 125,905,574   $ 104,921,860
                        =============   =============   =============

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


16.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

      Summarized operating results of the Company by quarter for fiscal years 1998 and 1997 are presented as follows (in thousands, except per share data). The decrease in basic and diluted earnings per share from fourth quarter fiscal 1997 to fourth quarter fiscal 1998 is primarily due to the issuance of 2.3 million shares during fiscal 1998.

                                                           1998
                                        --------------------------------------------
                                          FIRST     SECOND       THIRD      FOURTH
                                         QUARTER    QUARTER     QUARTER     QUARTER
                                        ---------  ---------   ---------   ---------
Net sales ...........................    $58,418    $30,867     $37,262    $51,556
Gross profit ........................     20,538     10,837      12,746     18,028
Operating income ....................      6,505        912       3,447      6,395
Net income ..........................      3,457         41       1,686      3,261

Net income per share - basic ........       0.71       0.01        0.23       0.45
Net income per share - diluted ......       0.58       0.01        0.22       0.41


                                                           1997
                                        -------------------------------------------
                                          FIRST     SECOND       THIRD      FOURTH
                                         QUARTER    QUARTER     QUARTER     QUARTER
                                        ---------  ---------   ---------  ----------
Net sales ...........................   $ 39,891   $ 22,039    $ 28,001   $ 47,455
Gross profit ........................     11,052      7,952      10,614     16,744
Operating income ....................      3,479        677       2,592      6,399
Net income (loss) ...................      1,446       (166)      1,025      3,911

Net income (loss) per share - basic .       0.30      (0.03)       0.21       0.80
Net income (loss) per share - diluted       0.30      (0.03)       0.20       0.73


                                INDEX TO EXHIBITS


EXHIBIT
NUMBER                         DESCRIPTION OF EXHIBITS
-------                       -------------------------
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

EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBITS
-------                 --------------------------------

   10.3 Promissory Note dated June 20, 1996, of Ace Novelty Acquisition Co., Inc. payable to the order of Ace Novelty Co., Inc. in the principal sum of $2,900,000 (filed as Exhibit 10.5 to Form 8-K, Date of Event: May 1,
         1996), incorporated herein by reference.

   10.4 Employment agreement dated November 4, 1996, between the Company and Raymond G. Braun, as amended by Amendment No.1 to Employment agreement dated August 29, 1997 (filed as Exhibit 10.4 to Form 10-K for the fiscal year ended July 31, 1997), incorporated herein by reference.

   10.5 Non-Qualified Stock Option agreement dated November 4, 1996, between the Company and Raymond G. Braun, as amended by Amendment No. 1 to Non-Qualified Stock Option agreement dated August 29, 1997 (filed as
         Exhibit 10.5 to Form 10-K for the fiscal year ended July 31, 1997), incorporated herein by reference.

   10.6 Employment agreement dated May 2, 1996, between the Company and Saul Gamoran, as amended by Amendment No. 1 dated May 16, 1996 (filed as
         Exhibit 10.6 to Form 10-K for the fiscal year ended July 31, 1997), incorporated herein by reference.

   10.7  Employment agreement dated June 20, 1997, between the Company and James
         A. Weisfield (filed as Exhibit 10.7 to Form 10-K for the fiscal year ended July 31, 1997), incorporated herein by reference.

   10.8 Subordinated Convertible Debenture Agreements dated July 3, 1997, between the Company and each of Renaissance Capital Growth and Income Fund III, Inc., Renaissance U.S. Growth and Income Trust PLC and Banc One Capital Partners II, Ltd. (the "Convertible Lenders") (filed as
         Exhibit 10.8 to Form 10-K for the fiscal year ended July 31, 1997), incorporated herein by reference.

   10.9 Convertible Loan Agreement dated July 3, 1997, among the Company, the Convertible Lenders and Renaissance Capital Group, Inc. (filed as
         Exhibit 10.9 to Form 10-K for the fiscal year ended July 31, 1997), incorporated herein by reference

   10.10 License Agreement dated March 22, 1994 by and between Warner Bros., a division of Time Warner Entertainment, L.P., and the Company (as successor by assignment to Ace Novelty, Inc.) (filed as Exhibit 10.10 to Form 10-K for the fiscal year ended July 31, 1997), incorporated herein by reference.

   10.11 License Agreement dated March 22, 1996 by and between Warner Bros., a division of Time Warner Entertainment, L.P., and the Company (as successor by assignment to Ace Novelty, Inc.) (filed as Exhibit 10.11 to Form 10-K for the fiscal year ended July 31, 1997), incorporated herein by reference.

EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBITS
-------                    ---------------------------
   10.12 License Agreement dated September 10, 1997 by and between Warner Bros., a division of Time Warner Entertainment, L.P., and the Company (as successor by assignment to Ace Novelty, Inc.) (filed as Exhibit 10.12 to Form 10-K for the fiscal year ended July 31, 1997), incorporated herein by reference.

   10.13 License Agreement dated January 1, 1998 by and between Warner Bros., a division of Time Warner Entertainment, L.P. and the Registrant (filed as Exhibit 10.13 to Form 10-Q for the quarter ended January 31, 1998, and incorporated herein by reference).

   10.14 License Agreement dated January 1, 1998 by and between Warner Bros., a division of Time Warner Entertainment, L.P. and the Registrant (filed as Exhibit 10.14 to Form 10-Q for the quarter ended January 31, 1998, and incorporated herein by reference).

   10.15 Amendment dated January 14, 1998 to License Agreement dated September 10, 1997 by and between Warner Bros., a division of Time Warner Entertainment, L.P. and the Registrant (filed as Exhibit 10.15 to Form 10-Q for the quarter ended January 31, 1998, and incorporated herein by reference).

   21    Subsidiaries of the Company.

   23.1  Consent of PricewaterhouseCoopers LLP

   27    Financial Data Schedule

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE


To the Board of Directors
of Play By Play Toys & Novelties, Inc. and Subsidiaries

Our audits of the consolidated financial statements referred to in our report dated October 23, 1998 appearing on page F-2 of this 1998 Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


PricewaterhouseCoopers LLP


Austin, Texas
October 23, 1998

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                          BALANCE           ADDITIONS                                BALANCE
                                         AT BEGINNING      CHARGED TO COSTS                          AT END
                                         OF PERIOD         AND EXPENSES           DEDUCTIONS*       OF PERIOD
                                       --------------------------------------------------------------------------
Allowance for doubtful accounts:
Year ended July 31, 1996                    $946,466           $1,163,346           $488,209          $1,621,603
Year ended July 31, 1997                   1,621,603            2,024,847            432,797           3,213,653
Year ended July 31, 1998                   3,213,653            2,173,736            125,336           5,262,053


--------------------------------------------------------------------------
*Net of recoveries of $56,987, $24,406,and $28,704 in 1998, 1997, and 1996, respectively.
