Form 10-Q
period 1998-10-31
PLAY BY PLAY TOYS & NOVELTIES INC
filed 1998-12-15
CIK 945276

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
    [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934 FOR THE
                     QUARTERLY PERIOD ENDED OCTOBER 31, 1998


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

   The aggregate number of the Registrant's shares outstanding on December 9, 1998 was 7,315,000 shares of Common Stock, no par value.

                  PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES

                                   TABLE OF CONTENTS


 PART I.  FINANCIAL INFORMATION
                                                                     PAGE
                                                                     ----
   Item 1.  Financial Statements:

        Consolidated Balance Sheets as of October 31, 1998
          (unaudited) and July 31, 1998 ...........................    3

        Consolidated Statements of Income (unaudited) for
          the Three Months Ended October 31, 1998 and 1997 ........    4

        Consolidated Statements of Cash Flows (unaudited)
          for the Three Months Ended October 31, 1998 and 1997 ....    5

        Notes to Consolidated Financial Statements
          (unaudited) .............................................    6

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations ...........    9

  Item 3. Quantitative and Qualitative Disclosures About
            Market Risk ...........................................   13

PART II. OTHER INFORMATION

Item 6. Exhibits and reports on Form 8-K ..........................   15

SIGNATURES ........................................................   18

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                                    OCTOBER 31,          JULY 31,
                                                                                                   -------------      -------------
                                                                                                        1998               1998
                                                                                                   -------------      -------------
                                                                                                    (Unaudited)
 CURRENT ASSETS:
      Cash and cash equivalents ..............................................................     $   8,115,081      $   3,024,028
      Accounts and notes receivable, less allowance for
           doubtful accounts of $5,825,641 and $5,262,053 ....................................        53,658,979         48,950,055
      Inventories ............................................................................        69,078,805         72,613,130
      Prepaid royalties ......................................................................         3,116,063          2,560,464
      Deferred income taxes ..................................................................           224,728            224,728
      Other current assets ...................................................................         6,207,553          6,135,579
                                                                                                   -------------      -------------
           Total current assets ..............................................................       140,401,209        133,507,984
      Property and equipment, net ............................................................        19,783,714         17,914,998
      Goodwill, less accumulated amortization of $873,358 and $754,179 .......................        13,994,341         14,043,748
      Other assets ...........................................................................         2,352,661          2,417,166
                                                                                                   -------------      -------------
           Total assets ......................................................................     $ 176,531,925      $ 167,883,896
                                                                                                   =============      =============
                   LIABILITIES AND SHAREHOLDERS' EQUITY
 CURRENT LIABILITIES:
      Bank overdraft .........................................................................     $   1,086,060      $        --
      Notes payable to banks and others ......................................................        20,679,502         14,760,950
      Current maturities of long-term debt ...................................................         3,393,783          3,393,149
      Current obligations under capital leases ...............................................         1,067,957          1,142,687
      Accounts payable, trade ................................................................        26,483,066         28,070,980
      Other accrued liabilities ..............................................................         5,328,717          5,312,081
      Income taxes payable ...................................................................         5,011,525          4,374,249
      Deferred income taxes ..................................................................              --                 --
                                                                                                   -------------      -------------
           Total current liabilities .........................................................        63,050,610         57,054,096
                                                                                                   -------------      -------------
 Long-term liabilities:
      Long-term debt, net of current maturities ..............................................         4,251,370          4,860,247
      Convertible subordinated debentures ....................................................        15,000,000         15,000,000
      Obligations under capital leases .......................................................         1,063,153          1,102,135
      Deferred income taxes ..................................................................         1,148,297            878,787
                                                                                                   -------------      -------------
           Total liabilities .................................................................        84,513,430         78,895,265
                                                                                                   -------------      -------------
 Commitments and contingencies

 SHAREHOLDERS' EQUITY:
      Preferred stock - no par value; 10,000,000 shares
           authorized; no shares issued ......................................................              --                 --
      Common stock - no par value; 20,000,000 shares
           authorized; 7,315,000 shares issued ...............................................             1,000              1,000
      Additional paid-in capital .............................................................        70,986,820         70,986,820
      Deferred compensation ..................................................................          (443,333)          (478,333)
      Accumulated other comprehensive income .................................................            20,256         (1,548,381)
      Retained earnings ......................................................................        21,453,752         20,027,525
                                                                                                   -------------      -------------
           Total shareholders' equity ........................................................        92,018,495         88,988,631
                                                                                                   -------------      -------------
           Total liabilities and shareholders' equity ........................................     $ 176,531,925      $ 167,883,896
                                                                                                   =============      =============

               The accompanying notes are an integral part of the
                       Consolidated Financial Statements.

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                  THREE MONTHS ENDED OCTOBER 31,
                                                  ------------------------------
                                                       1998            1997
                                                   ------------    ------------
Net sales ......................................   $ 55,726,986    $ 58,417,556
Cost of sales ..................................     38,953,298      38,069,727
                                                   ------------    ------------
     GROSS PROFIT ..............................     16,773,688      20,347,829
Selling, general and administrative expenses ...     13,363,527      13,842,858
                                                   ------------    ------------
     OPERATING INCOME ..........................      3,410,161       6,504,971
Interest expense ...............................     (1,354,780)     (1,298,330)
Interest income ................................         57,408          64,476
Other income ...................................         81,297          47,818
                                                   ------------    ------------
     INCOME BEFORE INCOME TAX ..................      2,194,086       5,318,935
                                                   ------------    ------------
Income tax provision ...........................       (767,859)     (1,861,627)
                                                   ------------    ------------
     NET INCOME ................................   $  1,426,227    $  3,457,308
                                                   ============    ============
Basic earnings per common share:
      Net income ...............................   $       0.20    $       0.71
                                                   ============    ============
Diluted earnings per common share:
      Net income ...............................   $       0.20    $       0.58
                                                   ============    ============
Weighted average shares outstanding:
  Basic ........................................      7,315,000       4,903,078
                                                   ------------    ------------
  Diluted ......................................      8,272,008       6,312,987
                                                   ------------    ------------

               The accompanying notes are an integral part of the
                       Consolidated Financial Statements.

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                   THREE MONTHS ENDED OCTOBER 31,
                                                                                               ------------------------------------
                                                                                                   1998                    1997
                                                                                               -----------             ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ......................................................................            $ 1,426,227             $  3,457,308
  Adjustments to reconcile net income to
   net cash provided by (used in) operating activities:
     Depreciation and amortization ................................................                680,018                  596,579
     Provision for doubtful accounts receivable ...................................                495,325                1,052,257
     Deferred income tax provision (benefit) ......................................                269,510                 (442,213)
     Amortization of deferred compensation ........................................                 35,000                   35,000
     Loss on sale of property and equipment .......................................                 62,507                     --
     Change in operating assets and liabilities:
       Accounts and notes receivable ..............................................             (5,204,249)              (4,135,423)
       Inventories ................................................................              3,534,325               (5,366,950)
       Prepaids and other assets ..................................................               (572,943)              (3,401,905)
       Accounts payable and accrued liabilities ...................................             (1,619,628)              14,258,731
       Income taxes payable .......................................................                637,276                  859,336
                                                                                               -----------             ------------
          Net cash provided by (used in) operating activities .....................               (256,632)               6,912,720
                                                                                               -----------             ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment ..............................................             (2,403,781)                (591,747)
  Proceeds from sale of property and equipment ....................................                  5,989                     --
  Payments for intangible assets ..................................................                   --                    (37,010)
                                                                                               -----------             ------------
          Net cash used in investing activities ...................................             (2,397,792)                (628,757)
                                                                                               -----------             ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowing (repayments) under Revolving Credit Agreement .....................              5,918,552               (3,348,157)
  Repayment of long-term debt .....................................................               (608,243)                (710,854)
  Repayment of capital lease obligations ..........................................               (219,529)                (175,842)
  Increase in bank overdraft ......................................................              1,086,060                  621,184
  Proceeds from exercise of stock options .........................................                   --                     73,005
                                                                                               -----------             ------------
          Net cash provided by (used in) financing activities .....................              6,176,840               (3,540,664)
                                                                                               -----------             ------------
EFFECT OF FOREIGN CURRENCY EXCHANGE RATES .........................................              1,568,637                  417,051
                                                                                               -----------             ------------
          Increase in cash and cash equivalents ...................................              5,091,053                3,160,350
Cash and cash equivalents at beginning of period ..................................              3,024,028                4,960,612
                                                                                               -----------             ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ........................................            $ 8,115,081             $  8,120,962
                                                                                               ===========             ============
Non-cash financing and investing activity - capital leases incurred ...............            $   105,817             $    142,000
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

      The financial information included herein should be read in conjunction with the Company's consolidated financial statements and related notes in its Annual Report on Form 10-K for the fiscal year ended July 31, 1998, which is on file with the United States Securities and Exchange Commission.

2.  INVENTORIES

      Inventories are comprised of the following:

                                             OCTOBER 31, 1998      JULY 31, 1998
                                               -----------          -----------
Purchased for resale ...............           $68,746,622          $72,325,886
Operating supplies .................               332,183              287,244
                                               -----------          -----------
    Total ..........................           $69,078,805          $72,613,130
                                               ===========          ===========

3.  EARNINGS PER SHARE

      Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common shares outstanding during the period. Diluted earnings per share differs from basic earnings per share due to the assumed conversions of dilutive options, warrants and convertible debt that were outstanding during the period. The calculations of basic and diluted earnings per share for the three month periods ended October 31, 1998 and 1997 are as follows:

                                                                         THREE MONTHS ENDED OCTOBER 31,
                                                 -------------------------------------------------------------------------------
                                                                1998                                        1997
                                                 ----------------------------------          -----------------------------------
                                                               Common          Per                          Common          Per
                                                 Income        Shares         Share           Income        Shares         Share
                                                 ------        ------         -----           ------        ------         -----
BASIC EPS:
As reported ..............................     $1,426,227     7,315,000     $      0.20     $3,457,308     4,903,078     $      0.71

EFFECT OF DILUTIVE SECURITIES:
Options ..................................                       19,508                                      440,201
Warrants .................................                         --                                         32,208
8% Convertible Debentures ................        194,466       937,500                        194,466       937,500
                                               ----------     ---------     -----------     ----------     ---------     -----------
DILUTED EPS: .............................     $1,620,693     8,272,008     $      0.20     $3,651,774     6,312,987     $      0.58
                                               ----------     ---------     -----------     ----------     ---------     -----------

      During the three month periods ended October 31, 1998 and 1997, the Company had various amounts of common stock options and warrants outstanding which were not included in the diluted earnings per share calculation because the options and warrants would have been anti-dilutive.

4.  COMPREHENSIVE INCOME

      The Company's comprehensive income is comprised of net income and foreign currency translation adjustments. The adoption of Statement of Financial Accounting Standards ("SFAS") No. 130, "Comprehensive Income", had no impact on the Company's net income or total shareholders' equity. Prior to the adoption of SFAS No. 130, foreign currency translation adjustments were reported separately in the statement of shareholders' equity.

      The components of comprehensive income, net of related tax, are as follows:

                                                  THREE MONTHS ENDED OCTOBER 31,
                                                  ------------------------------
                                                      1998               1997
                                                  -----------         ----------
Net income ...............................         $1,426,227         $3,457,308
Foreign currency translation
  adjustment, net of tax .................          1,568,637            417,051
                                                   ----------         ----------
Comprehensive income .....................         $2,994,864         $3,874,359
                                                   ==========         ==========

5.  NEW ACCOUNTING PRONOUNCEMENTS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ARE FORWARD LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY, INCLUDING, WITHOUT LIMITATION, RELATIONSHIPS WITH LICENSORS AND CUSTOMERS, REALIZATION OF ROYALTY ADVANCES, NEW PRODUCT INTRODUCTION, ABILITY TO MANAGE GROWTH, ABILITY TO SOURCE PRODUCTS, CONCENTRATION OF CREDIT RISK, INTERNATIONAL TRADE RELATIONS AND MANAGEMENT OF QUARTER TO QUARTER RESULTS, AND OTHER RISKS DETAILED FROM TIME TO TIME IN THE COMPANY'S SEC REPORTS, INCLUDING THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED JULY 31, 1998 (SEE "RISK FACTORS" IN SUCH FORM 10-K). UPDATED INFORMATION WILL BE PERIODICALLY PROVIDED BY THE COMPANY AS REQUIRED BY THE SECURITIES EXCHANGE ACT OF 1934.

RESULTS OF OPERATIONS

      The following unaudited table sets forth the Company's results of operations as a percentage of net sales for the periods indicated below:

                                                            THREE MONTHS ENDED
                                                           --------------------
                                                                OCTOBER 31,
                                                           --------------------
                                                            1998          1997
                                                           ------        ------
Net sales ..........................................        100. %        100. %
Cost of sales ......................................         69.9          65.2
                                                           ------        ------
Gross profit .......................................         30.1          34.8
Selling, general and administrative expenses .......         24.0          23.7
                                                           ------        ------
Operating income ...................................          6.1          11.1
Interest expense ...................................         (2.4)         (2.2)
Interest income ....................................          0.1           0.1
Other income (expense) .............................          0.1           0.1
Income tax provision ...............................         (1.4)         (3.2)
                                                           ======        ======
Net income .........................................          2.5%          5.9%
                                                           ======        ======

THREE MONTHS ENDED OCTOBER 31, 1998 AND 1997

      NET SALES. Net sales for the fiscal quarter ended October 31, 1998 decreased 4.6%, or $2.7 million, to $55.7 million from $58.4 million in the comparable period in fiscal 1998. The decrease in net sales was primarily attributable to a decrease in retail net sales of 30.2%, or $7.8 million, to $17.9 million offset by an increase in amusement net sales growth of 16.2%, or $5.1 million, to $37.1 million over the comparable period in fiscal 1998. Domestic net toy sales for the first quarter of fiscal 1999 compared to the comparable period of fiscal 1998 decreased 9.6%, or $4.9 million, to $45.7 million, and international net toy sales increased 32.4%, or $2.2 million, to $9.3 million.

      Net sales of licensed products for the first quarter of fiscal 1999 increased 13.1%, or $4.2 million, to $36.9 million from $32.7 million in the comparable period of fiscal 1998. The increase in licensed product sales was attributable to growth of sales of the Company's licensed plush to amusement customers of 36.4%, or $5.9 million, to $22.2 million from $16.3 million in the comparable period of fiscal 1998. Within licensed products, sales of Looney Tunes' characters increased 6.7%, or $1.8 million, to $28.9 million for the first quarter of fiscal 1999 from $27.1 million in the comparable period of fiscal 1998. The increase in licensed plush sales to amusement customers was offset with a decrease in licensed product sales to retail customers of licensed electronic toys of 17.7%, or $1.4 million, and licensed plush sales of 19.6%, or $1.1 million. Net sales of non-licensed products for the first quarter of fiscal 1999 and 1998 accounted for 32.5%, or $18.1 million, and 42.8%, or $25.0 million, respectively, of the Company's net sales.

      Net toy sales to retail customers for the first quarter of fiscal 1999 and fiscal 1998 accounted for 32.2%, or $17.9 million, and 43.9%, or $25.6 million, respectively, of the Company's net sales. The $7.8 million decrease in net sales to retail customers from the first quarter of fiscal 1998 to the first quarter of fiscal 1999 is attributable to a decrease in sales of non-licensed electronic toys of 65.8%, or $6.1 million, to $3.2 million, from $9.3 million, a decrease in licensed electronic toys of 17.7%, or $1.4 million, and a decrease of 19.6%, or $1.1 million of licensed plush sales, offset by an increase in sales of PLAYOFACES(R) of 27.7%, or $836,000, to $3.8 million, from $3.0 million, in the comparable period of fiscal 1998. Net sales of Talkin' Tunes(TM) anD Singin' and Swingin' Tweety(TM) accounted for 5.6%, or $3.1 million, and 2.7%, or $1.5 million, respectively, of the Company's net sales.

      Net toy sales to amusement customers for the first quarter of fiscal 1999 and fiscal 1998 accounted for 66.6%, or $37.1 million, and 54.8%, or $32.0 million, respectively, of the Company's net sales. The 16.2%, or $5.1 million, increase is primarily attributable to an increase in sales of licensed plush of 36.4%, or $5.9 million, an increase in sales of novelty items of 216.5%, or $3.7 million, offset by a decrease in sales of non-licensed plush toys of 30.7%, or $4.5 million, from the comparable period of 1998.

      GROSS PROFIT. Gross profit decreased 17.6%, or $3.5 million, to $16.8 million for the first quarter of fiscal 1999 from $20.3 million in the comparable period of fiscal 1998, because of lower gross profits in Europe due to certain late shipments of retail products, significantly higher margins in 1998 for Talkin' Tots(TM) which were television advertised products and from the sale in fiscal 1999 of certain older retail products at lower margins. As a result of the above, gross profit as a percentage of net sales decreased to 30.1% for the first quarter of fiscal 1999 from 34.8% in the comparable period in fiscal 1998.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased approximately 3.5%, or $479,000, to $13.4 million for the first quarter of fiscal 1999 from $13.8 million in the comparable period in fiscal 1998. This decrease is primarily attributable to decreases in advertising expense of $1.7 million, partially offset with increases in payroll expenses of $837,000 and increased expenses related to the expansions of distribution facilities in Europe, Hong Kong and China. As a percentage of net sales, selling, general and administrative expenses increased to 24.0% for the first quarter of fiscal 1999 from 23.7% in the comparable period in fiscal 1998.

      INTEREST EXPENSE. Interest expense remained flat to $1.4 million for the first quarter of fiscal 1999 and 1998.

      INCOME TAX EXPENSE. Income tax expense for the first quarter of fiscal 1999 and 1998 reflects an effective tax rate of approximately 35%, consistent with the prior year.

LIQUIDITY AND CAPITAL RESOURCES

      At October 31, 1998, the Company's working capital was $77.4 million compared to $38.6 million at October 31, 1997. This increase was primarily attributable to the effect of the completion of the Company's follow-on public offering of its common stock in December 1997 and net income.

      The Company satisfies its capital requirements and seasonal working capital needs with cash flow primarily from borrowings and operations. The Company's primary capital needs have consisted of funding for business acquisitions, inventory, property, plant and equipment, customer receivables, letters of credit, licenses and international expansion.

      As of October 31, 1998, the revolving line of credit balance was $20.7 million, the term loan balance was $6.6 million, and the amount of convertible debt outstanding was $15 million. The Company had $3.4 million of additional borrowing capacity available under its Revolving Credit Term Loan with Letter of Credit Facility with The Chase Manhattan Bank ("Credit Facility"). The Credit Facility was extended through January 15, 1999. The Company expects to either extend or refinance the Credit Facility prior to January 15, 1999. However, there is no assurance that the Company will be able to refinance or obtain a new line of credit, or that if obtained, it will be on terms at least as favorable as those on the existing Credit Facility.

      The Company's operating activities used net cash of $257,000 in the first quarter of fiscal 1999 and provided net cash of $6.9 million in the comparable period of fiscal 1998. The cash flow from operations in the first quarter of fiscal 1999 was primarily affected by the decrease in net income, and increases in accounts receivable, inventory, and accounts payable.

      Net cash used in investing activities during the first quarter of fiscal 1999 and 1998 was $2.4 million and $629,000, respectively. For fiscal 1999, net cash used in investing activities consisted principally of expenditures of $1.4 million for computer equipment, $785,000 for costs incurred related to new accounting, software and operating system implementation, and $186,000 for leasehold improvements for the San Antonio facility. In the first quarter of fiscal 1998, net cash used in investing activities consisted principally of the purchase of property and equipment of $592,000.

      Net cash provided by financing activities during the first quarter of fiscal 1999 and 1998 was $6.2 million while net cash used in the first quarter of fiscal 1997 was $3.5 million. During the first quarter of fiscal 1999, the Company received aggregate advances of $40.9 million, and made repayments of $35.0 million on the line of Credit Facility, and reduced the principal on the term loan by $600,000. During the first quarter of fiscal 1998, $39.9 million was used in repayment of borrowings on the revolving line of credit offset by advances of $36.6 million.

      The Company believes that its current available cash, net cash provided by operating activities and available borrowings under the Company's Credit Facility will be sufficient to meet the Company's cash requirements through January 15, 1999. The Company believes that it will be able to extend or refinance the Credit Facility by January 15, 1999, however, there is no assurance that the Company will be able to refinance or obtain a new line of credit, or that if obtained, it will be on terms at least as favorable as those on the existing line of credit.

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

      The Company is currently replacing its accounting, software, and operating systems with new applications that are Year 2000 compliant. The Company has formed a contingency team to develop a work plan in the event that such programs are not fully operational by July of calendar year 1999. The Company does not presently anticipate a material business interruption as a result of the Year 2000.

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

EURO

      On January 1, 1999, eleven of the fifteen member countries of the European Union will introduce the euro, which will then become the common currency among the participating member countries. The participating members' sovereign currency will be converted to the euro at the exchange rates in effect on the introduction date. Spain is one of the participating members, which is the country in which Play By Play Toys & Novelties Europa, S.A. ("Play By Play Europe") is located. Play By Play Europe intends to keep its books in Spain's sovereign currency, the peseta, through the substantial portion of the three-year introductory period, at the end of which all companies in participating member countries must adopt the euro. As Play By Play Europe's accounting system is currently capable of performing the euro conversion, the Company does not anticipate that the costs related to the conversion will be significant. In addition, as Play By Play Europe operates primarily in Spain and in non-European Union countries, management does not anticipate that the introduction of the euro will have a material effect on Play By Play Europe's results of operations, financial position, or cash flows for the forseeable future.

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

NEW ACCOUNTING PRONOUNCEMENTS

      See Note 5 to the consolidated financial statements included elsewhere herein for a discussion of new pronouncements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial and commodity market prices and rates. The Company is exposed to market risk in the areas of changes in United States and international borrowing rates (i.e. prime rate or LIBOR), and changes in foreign currency exchange rates as measured against the United States ("U.S.") dollar and functional currencies of its subsidiaries (i.e. British pound/Spanish peseta). In addition, the Company is exposed to market risk in certain geographic areas that have experienced or are likely to experience an economic downturn, such as China and Latin America. The Company purchases substantially all of its inventory from companies in China, therefore, the Company is subject to the risk that such suppliers will be unable to provide inventory at competitive prices. While the Company believes that if such an event were to occur it would be able to find alternate sources of inventory at competitive prices, there can be no assurance that the Company would be successful. The Company has $7.5 million of accounts receivable outstanding, payable in US dollars from two companies based in Mexico and Brazil. If the currencies of these countries were to fall significantly against the US dollar, there can be no assurance that such companies would be able to repay the receivables in full. These exposures are directly related to its normal operating and funding activities. Historically and as of October 31, 1998, the Company has not used derivative instruments or engaged in hedging activities to minimize its market risk.

INTEREST RATE RISK

      The interest payable on the Company's revolving line-of-credit is variable based on LIBOR and/or the prime rate, and therefore, affected by changes in market interest rates. At October 31, 1998, approximately $20.7 million was outstanding. The Credit Facility matures January 15, 1999. The Company expects to either extend or refinance the Credit Facility prior to January 15, 1999. However, there is no assurance that the Company will be able to refinance or obtain a new line of credit, or that if obtained, it will be on terms at least as favorable as those on the existing line of credit. See "Liquidity and Capital Resources."

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

PART II OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 EXHIBIT
 NUMBER                         DESCRIPTION OF EXHIBITS
 ------                         -----------------------
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

 EXHIBIT
 NUMBER                               DESCRIPTION OF EXHIBITS
 ------                               -----------------------
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

 EXHIBIT
 NUMBER                    DESCRIPTION OF EXHIBITS
 ------                    -----------------------
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

  27     Financial Data Schedule

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 15th day of December 1998.


                       PLAY BY PLAY TOYS & NOVELTIES, INC.

                                    By:  /s/ RAYMOND G. BRAUN
                                             Raymond G. Braun
                                             CHIEF FINANCIAL OFFICER