Form 10-Q
period 1999-01-31
PLAY BY PLAY TOYS & NOVELTIES INC
filed 1999-03-17
CIK 945276

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
        EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1999


    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
        EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _________


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

    The aggregate number of the Registrant's shares outstanding on March 10, 1999 was 7,315,000 shares of Common Stock, no par value.

================================================================================

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                         PART I. FINANCIAL INFORMATION
                                                                            PAGE
                                                                            ----
Item 1. Financial Statements:

        Consolidated Balance Sheets as of January 31, 1999 (unaudited)
          and July 31, 1998 ..............................................   3

        Consolidated Statements of Operations (unaudited) for the
          Three Months and Six Months Ended January 31, 1999 and 1998 ....   4

        Consolidated Statements of Cash Flows (unaudited) for the
          Six Months Ended January 31, 1999 and 1998 .....................   5

        Notes to Consolidated Financial Statements (unaudited) ...........   6

Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations ......................................   9

Item 3. Quantitative and Qualitative Disclosures About Market Risk .......  14

                           PART II. OTHER INFORMATION

Item 3. Defaults Upon Senior Securities ..................................  16

Item 6. Exhibits and reports on Form 8-K .................................  17

SIGNATURES ...............................................................  20

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                                                               AS OF
                                                                                             --------------------------------------
                                                                                             JANUARY 31, 1999         JULY 31, 1998
                                                                                             ----------------         -------------
 CURRENT ASSETS:                                                                               (UNAUDITED)
     Cash and cash equivalents .....................................................          $   1,790,376           $   3,024,028
     Accounts and notes receivable, less allowance for
          doubtful accounts of $6,002,885 and $5,262,053 ...........................             40,695,233              48,950,055
     Inventories ...................................................................             71,219,771              72,613,130
     Prepaid royalties .............................................................              6,988,312               4,677,331
     Deferred income taxes .........................................................                224,728                 224,728
     Prepaids ......................................................................              3,508,921               4,018,712
                                                                                              -------------           -------------
          Total current assets .....................................................            124,427,341             133,507,984
     Property and equipment, net ...................................................             21,602,111              17,914,998
     Goodwill, less accumulated amortization of $951,863 and $754,179 ..............             13,870,537              14,043,748
     Other assets ..................................................................              2,250,315               2,417,166
                                                                                              -------------           -------------
          Total assets .............................................................          $ 162,150,304           $ 167,883,896
                                                                                              =============           =============
                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Notes payable to banks and others .............................................          $  19,248,175           $  14,760,950
     Convertible subordinated debentures ...........................................             15,000,000                    --
     Current maturities of long-term debt ..........................................              7,068,034               3,393,149
     Current obligations under capital leases ......................................              1,117,200               1,142,687
     Accounts payable, trade .......................................................             20,537,467              28,070,980
     Other accrued liabilities .....................................................              4,850,646               5,312,081
     Income taxes payable ..........................................................              3,287,490               4,374,249
                                                                                              -------------           -------------
          Total current liabilities ................................................             71,109,012              57,054,096
                                                                                              -------------           -------------
Long-term liabilities:
     Long-term debt, net of current maturities .....................................                   --                 4,860,247
     Convertible subordinated debentures ...........................................                   --                15,000,000
     Obligations under capital leases ..............................................                917,779               1,102,135
     Deferred income tax payable ...................................................                911,858                 878,787
                                                                                              -------------           -------------
          Total liabilities ........................................................             72,938,649              78,895,265
                                                                                              -------------           -------------
Commitments and contingencies
SHAREHOLDERS' EQUITY:
     Preferred stock - no par value; 10,000,000 shares
          authorized; no shares issued .............................................                   --                      --
     Common stock - no par value; 20,000,000 shares
          authorized;  7,315,000 shares issued .....................................                  1,000                   1,000
     Additional paid-in capital ....................................................             70,986,820              70,986,820
     Deferred compensation .........................................................               (408,333)               (478,333)
     Accumulated other comprehensive income ........................................               (909,597)             (1,548,381)
     Retained earnings .............................................................             19,541,765              20,027,525
                                                                                              -------------           -------------
          Total shareholders' equity ...............................................             89,211,655              88,988,631
                                                                                              -------------           -------------
          Total liabilities & shareholders' equity .................................          $ 162,150,304           $ 167,883,896
                                                                                              =============           =============

         The accompanying notes are an integral part of the consolidated financial statements.

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                               THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                                   JANUARY 31,                              JANUARY 31,
                                                        ---------------------------------         ---------------------------------
                                                            1999                 1998                 1999                 1998
                                                        ------------         ------------         ------------         ------------
Net sales ......................................        $ 28,431,797         $ 30,866,868         $ 84,158,783         $ 89,284,424
Cost of sales ..................................          19,412,876           20,226,491           58,366,174           58,296,218
                                                        ------------         ------------         ------------         ------------
     GROSS PROFIT ..............................           9,018,921           10,640,377           25,792,609           30,988,206

Selling, general and administrative
  expenses .....................................          11,382,133            9,728,447           24,745,660           23,571,305
                                                        ------------         ------------         ------------         ------------
     OPERATING INCOME (LOSS) ...................          (2,363,212)             911,930            1,046,949            7,416,901

Interest expense ...............................            (866,929)          (1,153,544)          (2,221,709)          (2,451,874)
Interest income ................................             239,303              199,673              296,711              264,149
Other income ...................................              49,429              105,434              130,726              153,252
                                                        ------------         ------------         ------------         ------------
     INCOME (LOSS) BEFORE INCOME TAX ...........          (2,941,409)              63,493             (747,323)           5,382,428
Income tax benefit (provision) .................           1,029,422              (22,459)             261,563           (1,884,085)
                                                        ------------         ------------         ------------         ------------
     NET INCOME (LOSS) .........................        $ (1,911,987)        $     41,034         $   (485,760)        $  3,498,343
                                                        ============         ============         ============         ============
EARNINGS (LOSS) PER SHARE:
  Basic ........................................        $      (0.26)        $       0.01         $      (0.07)        $       0.62
                                                        ------------         ------------         ------------         ------------
  Diluted ......................................        $      (0.26)        $       0.01         $      (0.07)        $       0.55
                                                        ------------         ------------         ------------         ------------
WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic ........................................           7,315,000            6,439,982            7,315,000            5,667,337
                                                        ------------         ------------         ------------         ------------
  Diluted ......................................           7,315,650            6,843,023            7,336,512            7,045,516
                                                        ------------         ------------         ------------         ------------

         The accompanying notes are an integral part of the consolidated financial statements.

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                    SIX MONTHS ENDED JANUARY 31,
                                                                                                -----------------------------------
                                                                                                    1999                    1998
                                                                                                -----------            ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) .................................................................           $  (485,760)           $  3,498,343
  Adjustments to reconcile net income to
   net cash used in operating activities:
     Depreciation and amortization ..................................................             1,357,201               1,128,091
     Provision for doubtful accounts receivable .....................................               752,833               1,279,299
     Deferred income tax provision (benefit) ........................................                33,071                (154,231)
     Amortization of deferred compensation ..........................................                70,000                  70,000
     Loss on sale of property and equipment .........................................                50,859                    --
     Change in operating assets and liabilities:
       Accounts and notes receivable ................................................             7,501,989               8,420,167
       Inventories ..................................................................             1,393,359             (19,282,622)
       Prepaids and other assets ....................................................            (1,656,891)             (3,423,175)
       Accounts payable and accrued liabilities .....................................            (7,994,948)             (5,966,829)
       Income taxes payable .........................................................            (1,086,759)               (324,817)
                                                                                                -----------            ------------
          Net cash used in operating activities .....................................               (65,046)            (14,755,774)
                                                                                                -----------            ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment ................................................            (4,657,174)               (894,763)
  Proceeds from the sale of property and equipment ..................................                52,898                    --
  Payments for intangible assets ....................................................                  --                   (37,010)
                                                                                                -----------            ------------
          Net cash used in investing activities .....................................            (4,604,276)               (931,773)
                                                                                                -----------            ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (repayments) under Revolving Credit Agreement ......................             4,487,225             (21,284,321)
  Proceeds from public offering .....................................................                  --                34,192,088
  Repayment of long-term debt .......................................................            (1,185,362)             (1,336,272)
  Repayment of capital lease obligations ............................................              (504,977)               (388,398)
  Increase in bank overdraft ........................................................                  --                 3,638,017
  Proceeds from exercise of stock options ...........................................                  --                   559,753
                                                                                                -----------            ------------
          Net cash provided by financing activities .................................             2,796,886              15,380,867
                                                                                                -----------            ------------
EFFECT OF FOREIGN CURRENCY EXCHANGE RATES ...........................................               638,784                (545,822)
                                                                                                -----------            ------------
Decrease in cash and cash equivalents ...............................................            (1,233,652)               (852,502)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ....................................             3,024,028               4,960,612
                                                                                                -----------            ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ..........................................           $ 1,790,376            $  4,108,110
                                                                                                ===========            ============
Non-cash financing and investing-activity: capital leases incurred ..................           $   295,134            $    847,251
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

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accompanying unaudited consolidated financial statements and related disclosures have been prepared in accordance with generally accepted accounting principles applicable to interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and interim results of Play-By-Play Toys & Novelties, Inc. and Subsidiaries (the "Company") as of and for the periods presented have been included. Certain amounts in the financial statements for the prior period have been reclassified to conform to the current year presentation. Because the Company's business is seasonal, results for interim periods are not necessarily indicative of those which may be expected for a full year.

         The financial information included herein should be read in conjunction with the Company's consolidated financial statements and related notes in its Annual Report on Form 10-K for the fiscal year ended July 31, 1998, which is on file with the United States Securities and Exchange Commission.

2.  INVENTORIES

         Inventories are comprised of the following:

                                    JANUARY 31, 1999   JULY 31, 1998
                                    ----------------   -------------
               Purchased for resale    $70,596,501      $72,325,886
               Operating supplies          623,270          287,244
                                       -----------      -----------
                   Total               $71,219,771      $72,613,130
                                       ===========      ===========

3.  EARNINGS (LOSS) PER SHARE

         Basic earnings per common share were computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share differs from basic earnings per share due to the assumed exercises and conversions of dilutive options, warrants and convertible debt that were outstanding during the period. The calculations of basic and diluted earnings per share for the three and six month periods ended January 31, 1999 and 1998 are as follows:

                                                                               THREE MONTHS ENDED JANUARY 31,
                                                 -----------------------------------------------------------------------------------
                                                                      1999                                       1998
                                                 -----------------------------------------       -----------------------------------
                                                                     Common          Per                        Common          Per
                                                Income (Loss)        Shares         Shares       Income         Shares        Shares
                                                 -----------------------------------------       -----------------------------------
BASIC EPS:
As reported ..............................       $(1,911,987)       7,315,000       $(0.26)      $41,034       6,439,982      $0.01

EFFECT OF DILUTIVE SECURITIES:
Options ..................................              --               --                         --           374,180
Warrants .................................              --               --                         --            28,861
                                                 -----------        ---------       ------       -------       ---------      -----
DILUTED EPS: .............................       $(1,911,987)       7,315,000       $(0.26)      $41,034       6,843,023      $0.01
                                                 ===========        =========       ======       =======       =========      =====


                                                                              SIX MONTHS ENDED JANUARY 31,
                                                -----------------------------------------------------------------------------------
                                                                    1999                                         1998
                                                ----------------------------------------      -------------------------------------
                                                                   Common          Per                          Common        Per
                                               Income (Loss)       Shares         Shares        Income          Shares       Shares
                                                ----------------------------------------      -------------------------------------
BASIC EPS:
As reported .............................       $(485,760)       7,315,000       $(0.07)      $3,498,343       5,667,337      $0.62

EFFECT OF DILUTIVE SECURITIES:
Options .................................            --               --                            --           409,222
Warrants ................................            --               --                            --            31,457
8% Convertible Debentures ...............            --               --                         393,205         937,500
                                                ---------        ---------       ------       ----------       ---------      -----
DILUTED EPS: ............................       $(485,760)       7,315,000       $(0.07)      $3,891,548       7,045,516      $0.55
                                                =========        =========       ======       ==========       =========      =====

         The 937,500 shares issuable upon conversion of the 8% convertible debentures were not included in the calculation of diluted earnings per share for the quarters ended January 31, 1999 and 1998 and for the six months ended January 31, 1999, because the effect of adding the shares and the related interest would have been anti-dilutive. During the three months ended and the six months ended January 31, 1999, the Company had 2,057,200 and 2,062,200, respectively, of common stock options and warrants outstanding which were not included in the diluted earnings per share calculation because the options and warrants would have been anti-dilutive. In addition, during the three months ended January 31, 1998, the Company had 959,000 common stock options and warrants outstanding which were not included in the diluted earnings per share calculation because the options and warrants would have been anti-dilutive.

4.  SUBSEQUENT EVENT

         The Company has signed a letter of intent to acquire Caribe Marketing and Sales Co., Inc. ("Caribe") for a purchase price of $2.5 million consisting of cash and 80,000 shares of the Company's common stock. Caribe is the Company's largest Latin American distributor and is based in Puerto Rico. For the nine month period ended December 31 1998, Caribe's net sales were approximately $8.3 million.

5.  COMPREHENSIVE INCOME

         In fiscal year 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Comprehensive Income" which establishes new rules for the reporting and presentation of comprehensive income and its components in a full set of financial statements. The Company's comprehensive income is comprised of net income and foreign currency translation adjustments. Prior to the adoption of SFAS No. 130, foreign currency translation adjustments were reported separately in the statement of shareholders' equity.

         The components of comprehensive income, net of related tax, are as follows:

                                                              THREE MONTHS ENDED JANUARY 31,          SIX MONTHS ENDED JANUARY 31,
                                                              ------------------------------         ------------------------------
                                                                  1999                1998              1999                 1998
                                                               -----------          --------         ---------          -----------
Net income (loss) ....................................         $(1,911,987)         $ 41,034         $(485,760)         $ 3,498,343
Foreign currency
  translation adjustment, net of tax .................            (929,853)          417,051           638,784             (545,822)
                                                               -----------          --------         ---------          -----------
Comprehensive income (loss) ..........................         $(2,841,840)         $458,085         $ 153,024          $ 2,952,521
                                                               ===========          ========         =========          ===========

6.  NEW ACCOUNTING PRONOUNCEMENTS

         In June 1997, the Financial Accounting Standard Board ("FASB") issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Restated Information," which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 is effective for fiscal years beginning after December 15, 1997. SFAS 131 need not be applied to interim financial statements in the initial year of application; however, comparative information for interim periods in the initial year of application are required to be reported in financial statements for interim periods in the second year of application. Management is currently determining the impact that SFAS 131 will have on its financial statement disclosures.

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

RESULTS OF OPERATIONS

         The following unaudited table sets forth the Company's results of operations as a percentage of net sales for the periods indicated below:

                                                                        THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                      ------------------------            ------------------------
                                                                             JANUARY 31,                         JANUARY 31,
                                                                      ------------------------            ------------------------
                                                                       1999              1998              1999              1998
                                                                      ------            ------            ------            ------
Net sales ..................................................           100.0%            100.0%            100.0%            100.0%
Cost of sales ..............................................            68.3              65.5              69.4              65.3
                                                                      ------            ------            ------            ------
Gross profit ...............................................            31.7              34.5              30.6              34.7
Selling, general and administrative expenses ...............            40.0              31.5              29.4              26.4
                                                                      ------            ------            ------            ------
Operating income ...........................................            (8.3)              3.0               1.2               8.3
Interest expense ...........................................            (3.0)             (3.7)             (2.6)             (2.7)
Interest income ............................................             0.8               0.6               0.4               0.3
Other income ...............................................             0.2               0.3               0.2               0.2
Income tax benefit (provision) .............................             3.6              (0.1)              0.3              (2.2)
                                                                      ------            ------            ------            ------
Net income (loss) ..........................................            (6.7)%             0.1%             (0.5)%             3.9%
                                                                      ======            ======            ======            ======

THREE MONTHS ENDED JANUARY 31, 1999 AND 1998

         NET SALES. Net sales for the three months ended January 31, 1999 were $28.4 million, a decrease of 7.9%, or $2.4 million, from $30.8 million in the comparable period in fiscal 1998. The decrease in net sales was primarily attributable to a decrease in retail net sales of 31.5%, or $3.1 million, to $6.8 million offset by an increase in amusement net sales of 3.7%, or $740,000, to $20.9 million over the comparable period in fiscal 1998. Retail sales were negatively impacted by a weak retail environment for traditional toys in the U.S., Europe and Latin America caused by several factors, including the closing of several Toys 'R' Us locations in the U.S. and Europe, shrinking toy inventories by retailers, and the recent turmoil and currency devaluation in Latin America. Domestic net toy sales for the second quarter of fiscal 1999 compared to the comparable period of fiscal 1998 decreased 19.4%, or $4.5 million, to $18.8 million, and international net toy sales increased 30.7%, or $2.1 million, to $9.0 million.

         Net sales of licensed products for the second quarter of fiscal 1999 were $19.4 million, an increase of 16.9%, or $2.8 million, from $16.6 million in the comparable period of fiscal 1998. The increase in licensed product sales was primarily attributable to growth of sales of the Company's licensed plush toys of 17.1%, or $2.4 million, to $16.4 million, from $14.0 million in the comparable period of fiscal 1998. Net sales of the Talkin' Tunes accounted for $1.5 million, or 5.2%, of the Company's net toy sales for the second quarter of fiscal 1999. Within licensed products, sales of Looney Tunes' characters were $15.8 million, an increase of 36.8%, or $4.2 million, for the second quarter of fiscal 1999 from $11.6 million in the comparable period of fiscal 1998. The increase in licensed product sales was offset by a decrease in sales of PLAY-FACES(R) of approximately $1.6 million. Net sales of non-licensed products for the second quarter of fiscal 1999 and 1998 accounted for 29.2%, or $8.3 million, and 43.8%, or $13.5 million, respectively, of the Company's net sales.

         Net toy sales to retail customers for the second quarter of fiscal 1999 and fiscal 1998 were $6.8 million and $9.9 million, which accounted for 24.1% and 32.4%, respectively, of the Company's net sales. The $3.1 million decrease in net sales to retail customers from the second quarter of fiscal 1998 to the second quarter of fiscal 1999 is attributable to a decrease in sales of non-licensed electronic toys of 96.9%, or $3.5 million, to $112,000, from $3.6 million, and a decrease in sales of PLAY-FACES(R) of 74.8%, or $1.6 million, to $528,000, from $2.1 million, offset by an increase in licensed electronic toys of 410.9%, or $2.0 million, to $2.5 million, from $483,000 in the comparable period in fiscal 1998. Net sales of licensed electronic toys accounted for 8.7%, or $2.5 million, of the Company's net sales.

         Net toy sales to amusement customers for the second quarter of fiscal 1999 and fiscal 1998 were $20.9 million and $20.2 million, which accounted for 73.5% and 65.3%, respectively, of the Company's net sales. The increase of 3.7%, or $737,000, is primarily attributable to increased sales of licensed plush of 23.7%, or $2.4 million, to $12.7 million, from $10.3 million, in the comparable period in fiscal 1998. This increase was offset by a decrease in sales of novelty items of 12.3%, or $303,000, and a decrease in sales of non-licensed plush toys of 18.8%, or $1.4 million, in the comparable period of 1998.

         GROSS PROFIT. Gross profit decreased 15.2%, or $1.6 million, to $9.0 million for the second quarter of fiscal 1999 from $10.6 million, in the comparable period of fiscal 1998. This decrease was a result of lower sales and higher discounting of prices in the retail sector for traditional toys in the U.S., Europe and Latin America. As a result, gross profit as a percentage of net sales decreased to 31.7% for the second quarter of fiscal 1999 from 34.5% in the comparable period in fiscal 1998.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased approximately 17.0%, or $1.6 million, to $11.3 million for the second quarter of fiscal 1999 from $9.7 million in the comparable period in fiscal 1998. This increase is primarily attributable to increased payroll costs of $751,000, advertising expenses of $297,000, cost related to the start up of the Company's direct marketing catalog division and increased expenses related to the expansions of distribution facilities in Europe, Hong Kong and China. As a percentage of net sales, selling, general and administrative expenses increased to 40.0% for the second quarter of fiscal 1999 from 31.5% in the comparable period in fiscal 1998.

         INTEREST EXPENSE. Interest expense decreased $287,000, to $867,000, for the second quarter of fiscal 1999 from $1.2 million, in the comparable period of fiscal 1998. The decrease is attributable to lower interest rates on borrowings outstanding under the Company's Credit Facility offset by increased borrowings outstanding on the revolving line of credit under the Credit Facility.

         INCOME TAX EXPENSE. The net loss for the second quarter of fiscal 1999 resulted in an income tax benefit compared to a tax expense in the second quarter of fiscal 1998 which reflects an effective tax rate of approximately 35%.

SIX MONTHS ENDED JANUARY 31, 1999 AND 1998

         NET SALES. Net sales for the six months ended January 31, 1999 were $84.2 million, a decrease of 5.7%, or $5.1 million, from $89.3 million in the comparable period of fiscal 1998. The decrease in net sales was primarily attributable to a decrease in retail net sales of 30.5%, or $10.9 million, offset by an increase in amusement net sales of 11.3%, or $5.9 million as a result of a weak retail environment for traditional toys in the U.S., Europe and Latin America, caused by several factors, including the closing of several Toys 'R' Us locations in the U.S. and Europe, shrinking toy inventories by retailers, and the recent turmoil and currency devaluation in Latin America. Domestic net toy sales for the first half of fiscal 1999 compared to the first half of fiscal 1998 decreased 12.7%, or $9.4 million, to $64.5 million from $73.9 million, and international net toy sales increased 31.5%, or $4.4 million, to $18.3 million, from $13.9 million.

         Net sales of licensed products for the first half of fiscal 1999 were $56.4 million, an increase of 14.4%, or $7.1 million, from $49.3 million in the comparable period of fiscal 1998. The increase in licensed product sales was primarily attributable to the growth of sales of the Company's licensed products to international customers, which accounted for $15.4 million, or 18.3%, of the Company's net sales. Within licensed products, sales of Looney Tunes' characters were $44.6 million, an increase of 15.6%, or $6.0 million, for the first half of fiscal 1999 from $38.6 million in the comparable period of fiscal 1998. Net sales of Tornado Taz(TM) accounted for $1.9 million, or 2.2%, of the Company's net toy sales for the first half of fiscal 1999. Net sales of PLAY-FACES(R) decreased 14.3%, or $731,000, to $4.4 million, from $5.1 million in the comparable period of fiscal 1998. Net sales of non-licensed products for the first half of fiscal 1999 decreased 31.4%, or $12.1 million, to $26.4 million from $38.5 million in the comparable period of fiscal 1998. This decrease is primarily attributable to a decrease in sales of Talkin' Tots(TM) of $10.8 million and a decrease in sales of non-licensed stuffed toys of $5.9 million, offset by a $3.4 million increase in sales of novelty items and an increase in sales of "Penny and Patches(TM)" of $1.3 million.

         Net toy sales to retail customers for the first half of fiscal 1999 and fiscal 1998 were $24.8 million, or 29.5%, and $35.7 million, or 40.0%, respectively, of the Company's net sales. The 30.5%, or $10.9 million decrease in sales to retail customers from the first half of fiscal 1998 to the first half of fiscal 1999 reflects the decrease in sales of Talkin' Tots(TM) of $10.8 million, PLAY-FACES(R) of $731,000, Tornado Taz(TM) of $6.4 million and licensed plush toys of $1.0 million, offset by sales of licensed electronic toys including Talkin' Tunes(TM) of $4.6 million, Macarena Tweety(TM) of $744,000 and Singin' and Swingin' Tweety(TM) of $1.5 millioN.

         Net toy sales to amusement customers for the first half of fiscal 1999 and fiscal 1998 were $58.0 million, or 68.9%, and $52.1 million, or 58.3%, respectively, of the Company's net sales. The 11.3%, or $5.9 million increase in dollar volume is primarily attributable to the increase in domestic sales of licensed plush toys to amusement customers which accounted for $28.2 million of the Company's net sales, a 20.1% increase from the comparable period in fiscal 1998, and the strong European market, in which amusement sales totaled $9.2 million, a 18.0% increase from the comparable period in fiscal 1998.

         GROSS PROFIT. Gross profit decreased 16.8% to $25.8 million for the first half of fiscal 1999 from $30.9 million in the comparable period in fiscal 1998, due to lower sales and margins on products sold within the retail sector due to higher discounting of prices and sales of certain older retail products, contrasted by significantly higher margins in 1998 from sales of Talkin' Tots(TM)", which were television advertised products. Gross profit as a percentage of net sales decreased to 30.6% for the first half of fiscal 1999 from 34.7% in the comparable period in fiscal 1998.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased approximately 5.0%, or $1.1 million, to $24.7 million for the first half of fiscal 1999 from $23.6 million in the comparable period in fiscal 1998. This increase is primarily attributable to increased payroll and related costs of $1.6 million, cost related to the start up of the Company's direct marketing catalog division, product development costs and other expenses associated with the increased sales volume. As a percentage of net sales, selling, general and administrative expenses increased to 29.4% for the first half of fiscal 1999 from 26.4% in the comparable period of fiscal 1998.

         INTEREST EXPENSE. Interest expense decreased 9.4%, or approximately $230,000, to $2.2 million for the first half of fiscal 1999 from $2.4 million in the comparable period in fiscal 1998. The decrease is attributable to lower interest rates on borrowings outstanding under the Company's Credit Facility offset by increased borrowings outstanding on the revolving line of credit under the Credit Facility.

         INCOME TAX EXPENSE. The net loss for the first half of fiscal 1999 resulted in an income tax benefit compared to a tax expense in the first half of fiscal 1998 which reflects an effective tax rate of approximately 35%.

LIQUIDITY AND CAPITAL RESOURCES

         At January 31, 1999, the Company's working capital was $53.3 million compared to $71.3 million at January 31, 1998. The decrease is attributable to the classification of long term debt obligations to current term debt obligations as a result of not being in compliance with a financial covenant (see "Default Upon Senior Securities").

         The Company satisfies its capital requirements and seasonal working capital needs with cash flow primarily from borrowings and operations. The Company's primary capital needs have consisted of funding for business acquisitions, inventory, property, plant and equipment, customer receivables, letters of credit, entertainment character or corporate trademark licenses and international expansion.

         As of January 31, 1999, the balance on the revolving line of credit was $19.2 million, the balance on the term loan was $6.0 million, and the amount of convertible subordinated debt outstanding was $15 million. The Company had $7.2 million of additional borrowing capacity available under its Revolving Credit Term Loan with Letter of Credit Facility with The Chase Manhattan Bank ("Credit Facility"). The Credit Facility was extended through May 17, 1999 and the Company expects to either extend or refinance the Credit Facility prior to that date. However, there is no assurance that the Company will be able to refinance or secure a new credit facility, or that if obtained, it will be on terms at least as favorable as those on the existing Credit Facility.

         The Company's operating activities used net cash of $65,000 and $14.8 million in the first six months of fiscal 1999 and 1998, respectively. The cash flow from operations in the first six months of fiscal 1999 was primarily affected by the net loss, decreases in accounts receivable and accounts payable.

         Net cash used in investing activities during the first six months of fiscal 1999 and 1998 was $4.6 million and $932,000, respectively. In the first six months of fiscal 1999, net cash used in investing activities consisted principally of the purchase of property and equipment of $4.6 million, and was composed of expenditures of $2.2 million for equipment, $2.1 million for costs incurred related to the management information system implementation and $284,300 for leasehold improvements for the San Antonio facility. In the first six months of fiscal 1998, net cash used in investing activities consisted principally of the purchase of property and equipment of $895,000.

         Net cash provided by financing activities during the first six months of fiscal 1999 and 1998 was $2.8 million and $15.4 million, respectively. During the first six months of fiscal 1999, the Company received aggregate advances of $77.2 million, and made repayments of $72.7 million, on the revolving line of credit, and reduced the principal on the term loan by $1.2 million. During the first six months of fiscal 1998, $114.4 million was used in repayment of borrowings on the revolving line of credit, offset by aggregate advances of $93.1 million.

         The Company believes that its current available cash, net cash provided by operating activities and available borrowings under the Company's Credit Facility will be sufficient to meet the Company's cash requirements through May 17, 1999. The Company believes that it will be able to extend or refinance the Credit Facility by May 17, 1999, however, there is no assurance that the Company will be able to refinance or obtain a new credit facility, or that if obtained, it will be on terms at least as favorable as those on the existing line of credit.

DEFAULT UPON SENIOR SECURITIES

         As of January 31, 1999, the Company was not in compliance with a financial covenant under its 8.00% Convertible Debentures (the "Debentures"). The Company has an aggregate of $15,000,000 of the Debentures outstanding of which the Holder of $10,000,000 has waived such covenant violation through July 31, 1999. The Company is currently seeking a waiver from the $5,000,000 Debenture Holder. Pursuant to the terms of the Debentures, the holders of the Debentures do not have the right to accelerate the maturity of the principal of such debt until 180 days from the date of notice to the lenders under the Credit Facility (the "Senior Lenders"). Additionally, the Senior Lenders may require an additional 90 days of forbearance providing the Company is not in default of any interest or principal payments under the Credit Facility. The Company is also in default of certain financial and cross-default covenants of its Credit Facility. The Company is currently under negotiations with the Senior Lenders to refinance the Credit Facility which matures May 17, 1999. The Company believes it will successfully complete the refinancing by such date. As a result of the forgoing, the Company has classified all debt as current until such time as the Company completes its refinancing, and either received appropriate waiver from the Debenture Holders or becomes compliant with the financial covenant.

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

         Management has substantially completed the inventory and assessment phases regarding application systems, process control systems and technology infrastructure, and is performing upgrades, repairs and testing of the former two categories. The review of physical infrastructure and business partners and merchandise suppliers is in the inventory stage. The Company anticipates that any additional assessment efforts will be completed by the end of calendar year 1999. Costs incurred to date, which total $4.8 million, have primarily consisted of labor from the redeployment of existing information technology, legal and operational resources as well as computer hardware and software costs. The Company has budgeted approximately $7.0 million for these Year 2000 compliance efforts; however, the Company's Year 2000 program is an ongoing process and the estimates of costs and completion dates for various aspects of the program are subject to change.

         The Company is currently replacing its management information and operating systems with new applications that are Year 2000 compliant. The Company has formed a contingency team to develop a work plan in the event that such programs are not fully operational by July of calendar year 1999. The Company does not presently anticipate a material business interruption as a result of the Year 2000.

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

EURO

         On January 1, 1999, eleven of the fifteen member countries of the European Union introduced the euro, which has become the common currency among the participating member countries. The participating members' sovereign currency has been converted to the euro at the exchange rates in effect on the introduction date. Spain is one of the participating members, which is the country in which Play-By-Play Toys & Novelties, Europa, S.A. ("Play-By-Play Europe") is located. Play-By-Play Europe intends to keep its books in Spain's sovereign currency, the peseta, through the substantial portion of the three-year introductory period, at the end of which all companies in participating member countries must adopt the euro. As Play-By-Play Europe's accounting system is currently capable of performing the euro conversion, the Company does not anticipate that the costs related to the conversion will be significant. In addition, as Play-By-Play Europe operates primarily in Spain and in non-European Union countries, management does not anticipate that the introduction of the euro will have a material effect on Play-By-Play Europe's results of operations, financial position, or cash flows for the forseeable future.

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

NEW ACCOUNTING PRONOUNCEMENTS

         See Note 6 to the consolidated financial statements included elsewhere herein for a discussion of new pronouncements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial and commodity market prices and rates. The Company is exposed to market risk in the areas of changes in United States and international borrowing rates (i.e. prime rate or LIBOR), and changes in foreign currency exchange rates as measured against the United States ("U.S.") dollar and functional currencies of its subsidiaries (i.e. British pound, Spanish peseta, Hong Kong dollar, Canadian dollar). In addition, the Company is exposed to market risk in certain geographic areas that have experienced or are likely to experience an economic downturn, such as China or Latin America. The Company purchases substantially all of its inventory from suppliers in China, therefore, the Company is subject to the risk that such suppliers will be unable to provide merchandise at competitive prices. While the Company believes that if such an event were to occur it would be able to find alternate sources of merchandise at competitive prices, there can be no assurance that the Company would be successful. At January 31, 1999, the Company had $7.7 million of accounts receivable outstanding, payable in U.S. dollars from two companies based in Mexico and Brazil. If the currencies of these countries were to fall significantly against the U.S. dollar, there can be no assurance that such companies would be able to repay the receivables in full. These exposures are directly related to its normal operating and funding activities. Historically and as of January 31, 1999, the Company has not used derivative instruments or engaged in hedging activities to minimize its market risk.

INTEREST RATE RISK

         The interest payable on the Company's revolving line-of-credit and term loan is variable based on LIBOR and/or the prime rate, and therefore, affected by changes in market interest rates. At January 31, 1999, approximately $19.2 million and $6 million was outstanding on the revolving line of credit and the term loan, respectively. The Credit Facility matures May 15, 1999 and the Company expects to either extend or refinance the Credit Facility prior to that date. However, there is no assurance that the Company will be able to refinance or obtain a new credit facility, or that if obtained, it will be on terms at least as favorable as those on the existing line of credit. See "Liquidity and Capital Resources."

FOREIGN CURRENCY RISK

         The Company has wholly-owned subsidiaries in Valencia, Spain and Doncaster, England. Sales from these operations are typically denominated in Spanish Pesetas or British Pounds, respectively, thereby creating exposures to changes in exchange rates. Changes in the Peseta/U.S. Dollar exchange rate and British Pound/U.S. Dollar exchange rate may positively or negatively affect the Company's sales, gross margins, net income and retained earnings. The Company does not believe that reasonably possible near-term changes in exchange rates will result in a material effect on future earnings, fair values or cash flows of the Company, and therefore, has chosen not to enter into foreign currency hedging transactions. There can be no assurance that such an approach will be successful, especially in the event of a significant and sudden decline in the value of the Spanish Peseta or the British Pound. Purchases of merchandise by the Company's European toy subsidiary from its suppliers in the Far East are generally denominated in U.S. dollars and are thus subject to currency risk to the extent that there are fluctuations in the exchange rate between the United States dollar and the Spanish peseta. Certain of this European subsidiary's license agreements call for payment of royalties in a currency different from their functional currency, and these arrangements subject the Company to currency risk to the extent that exchange rates fluctuate from the date that royalty obligations are incurred until the date royalties are actually paid to the licensor.

PART II.  OTHER INFORMATION

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

         As of January 31, 1999, the Company was not in compliance with a financial covenant under its 8.00% Convertible Debentures (the "Debentures"). The Company has an aggregate of $15,000,000 of the Debentures outstanding of which the Holder of $10,000,000 has waived such covenant violation through July 31, 1999. The Company is currently seeking a waiver from the $5,000,000 Debenture Holder. Pursuant to the terms of the Debentures, the holders of the Debentures do not have the right to accelerate the maturity of the principal of such debt until 180 days from the date of notice to the lenders under the Credit Facility (the "Senior Lenders"). Additionally, the Senior Lenders may require an additional 90 days of forbearance providing the Company is not in default of any interest or principal payments under the Credit Facility. The Company is also in default of certain financial and cross-default covenants of its Credit Facility. The Company is currently under negotiations with the Senior Lenders to refinance the Credit Facility which matures May 17, 1999. The Company believes it will successfully complete the refinancing by such date. As a result of the forgoing, the Company has classified all debt as current until such time as the Company completes its refinancing, and either received appropriate waiver from the Debenture Holders or becomes compliant with the financial covenant.

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

    27       Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 17th day of March 1999.

                                             PLAY BY PLAY TOYS & NOVELTIES, INC.

                                             By: /s/ JOE M. GUERRA
                                                     Joe M. Guerra
                                                     CHIEF FINANCIAL OFFICER