Form 10-Q
period 1999-04-30
PLAY BY PLAY TOYS & NOVELTIES INC
filed 1999-06-15
CIK 945276

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1999


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

   The aggregate number of the Registrant's shares outstanding on June 10, 1999 was 7,395,000 shares of Common Stock, no par value.

================================================================================

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                            PAGE
PART I.  FINANCIAL INFORMATION

 Item 1. Financial Statements:

          Consolidated Balance Sheets as of April 30, 1999 (unaudited)
            and July 31, 1998                                               3

          Consolidated Statements of Operations (unaudited) for
            the Three Months and Nine Months Ended April 30, 1999
            and 1998                                                        4

          Consolidated Statements of Cash Flows (unaudited) for the
            Nine Months Ended April 30, 1999 and 1998                       5

         Notes to Consolidated Financial Statements (unaudited)             6

 Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                        9

 Item 3. Quantitative and Qualitative Disclosures About Market Risk        15


PART II. OTHER INFORMATION

 Item 3. Defaults Upon Senior Securities                                   16

 Item 6. Exhibits and reports on Form 8-K                                  17

 SIGNATURE                                                                 20

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                                              AS OF
                                                                               -----------------------------------
                                                                                APRIL 30, 1999      JULY 31, 1998
                                                                               ----------------    ---------------
                                                                                 (UNAUDITED)
CURRENT ASSETS:
     Cash and cash equivalents ...........................................      $   2,029,408       $   3,024,028
     Accounts and notes receivable, less allowance for
          doubtful accounts of $6,365,226 and $5,262,053 .................         40,170,636          48,950,055
     Inventories .........................................................         67,694,658          72,613,130
     Prepaid royalties ...................................................          6,799,925           4,677,331
     Other prepaid expenses ..............................................          3,211,026           4,018,712
     Deferred income taxes ...............................................            224,728             224,728
     Other current assets. ...............................................          2,205,155                --
                                                                                -------------       -------------
          Total current assets ...........................................        122,335,536         133,507,984
     Property and equipment, net .........................................         23,163,442          17,914,998
     Goodwill, less accumulated amortization of $1,054,085 and $754,179 ..         16,545,911          14,043,748
     Other assets ........................................................          4,342,968           2,417,166
                                                                                -------------       -------------
          Total assets ...................................................      $ 166,387,857       $ 167,883,896
                                                                                =============       =============

                       LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Book overdraft ......................................................      $   1,052,725       $        --
     Notes payable to banks and others ...................................         26,833,885          14,760,950
     Long-term debt subject to acceleration ..............................         19,632,214                --
     Current maturities of long-term debt ................................          3,398,356           3,393,149
     Current obligations under capital leases ............................          1,117,200           1,142,687
     Accounts payable, trade .............................................         21,701,278          28,070,980
     Other accrued liabilities ...........................................          4,622,384           5,312,081
     Income taxes payable ................................................          2,184,134           4,374,249
                                                                                -------------       -------------
          Total current liabilities ......................................         80,542,176          57,054,096
                                                                                -------------       -------------
Long-term liabilities:
     Long-term debt, net of current maturities ...........................               --             4,860,247
     Convertible subordinated debentures .................................               --            15,000,000
     Obligations under capital leases ....................................            791,956           1,102,135
     Deferred income tax payable .........................................            896,466             878,787
                                                                                -------------       -------------
          Total liabilities ..............................................         82,230,958          78,895,265
                                                                                -------------       -------------
Commitments and contingencies
SHAREHOLDERS' EQUITY:
     Preferred stock - no par value; 10,000,000 shares
          authorized; no shares issued ...................................               --                  --
     Common stock - no par value; 20,000,000 shares
          authorized;  7,395,000 and 7,315,000 shares issued, respectively              1,000               1,000
     Additional paid-in capital ..........................................         71,486,820          70,986,820
     Deferred compensation ...............................................           (373,333)           (478,333)
     Accumulated other comprehensive income ..............................         (2,889,464)         (1,548,381)
     Retained earnings ...................................................         15,932,236          20,027,525
                                                                                -------------       -------------
          Total shareholders' equity .....................................         84,157,259          88,988,631
                                                                                -------------       -------------
          Total liabilities & shareholders' equity .......................      $ 166,387,857       $ 167,883,896
                                                                                =============       =============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED APRIL 30,           NINE MONTHS ENDED APRIL 30,
                                                     --------------------------------      --------------------------------
                                                          1999               1998              1999                1998
                                                     -------------      -------------      -------------      -------------
Net sales ......................................     $  35,682,688      $  37,262,519      $ 119,841,471      $ 126,546,943
Cost of sales ..................................        24,957,430         24,691,233         83,323,604         82,987,451
                                                     -------------      -------------      -------------      -------------
     GROSS PROFIT ..............................        10,725,258         12,571,286         36,517,867         43,559,492

Selling, general and administrative
  expenses .....................................        15,205,283          9,123,872         39,950,943         32,695,177
                                                     -------------      -------------      -------------      -------------
     OPERATING INCOME (LOSS) ...................        (4,480,025)         3,447,414         (3,433,076)        10,864,315

Interest expense ...............................        (1,185,236)          (817,898)        (3,406,945)        (3,269,772)
Interest income ................................            58,232             40,566            354,943            304,715
Other income (expense) .........................            53,908            (77,134)           184,634             76,118
                                                     -------------      -------------      -------------      -------------
     Income (loss) before income tax ...........        (5,553,121)         2,592,948         (6,300,444)         7,975,376

Income tax benefit (provision) .................         1,943,592           (907,297)         2,205,155         (2,791,382)
                                                     -------------      -------------      -------------      -------------
     NET INCOME (LOSS) .........................     $  (3,609,529)     $   1,685,651      $  (4,095,289)     $   5,183,994
                                                     =============      =============      =============      =============

NET INCOME (LOSS) PER SHARE:
  Basic ........................................     $       (0.49)     $        0.23      $       (0.56)     $        0.84
                                                     -------------      -------------      -------------      -------------
  Diluted ......................................     $       (0.49)     $        0.22      $       (0.56)     $        0.77
                                                     -------------      -------------      -------------      -------------

WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic ........................................         7,327,727          7,264,743          7,319,118          6,189,961
                                                     -------------      -------------      -------------      -------------
  Diluted ......................................         7,327,727          8,597,198          7,319,118          7,533,852
                                                     -------------      -------------      -------------      -------------

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                NINE MONTHS ENDED APRIL 30,
                                                                               ----------------------------
                                                                                   1999             1998
                                                                               ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ........................................................   $ (4,095,289)   $  5,183,994
  Adjustments to reconcile net income (loss) to
   net cash used in operating activities:
     Depreciation and amortization .........................................      2,239,028       1,798,777
     Provision for doubtful accounts receivable ............................      4,808,431       1,735,725
     Deferred income tax provision .........................................         17,679          58,974
     Stock distributed as compensation .....................................        105,000         105,000
     Gain on sale of property and equipment ................................         38,570            --
     Change in operating assets and liabilities (net of Caribe acquisition):
       Accounts and notes receivable .......................................      2,430,511      (2,930,925)
       Inventories .........................................................      6,054,120     (22,131,066)
       Prepaids and other assets ...........................................     (5,479,861)     (3,306,852)
       Accounts payable and accrued liabilities ............................     (7,553,833)     (3,241,177)
       Income taxes payable ................................................     (2,192,892)        124,202
                                                                               ------------    ------------
          Net cash used in operating activities ............................     (3,628,536)    (22,603,348)
                                                                               ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures for property and equipment ..........................     (6,515,780)     (1,650,419)
  Proceeds from sale of property and equipment .............................         73,509          36,955
  Purchase of  Caribe, net of cash paid ....................................        147,088            --
  Payments for intangible assets ...........................................           --           (49,256)
                                                                               ------------    ------------
          Net cash used in investing activities ............................     (6,295,183)     (1,662,720)
                                                                               ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (repayments) under Revolving Credit Facility ..............     12,072,935     (11,091,807)
  Proceeds from public offering ............................................           --        34,158,759
  Repayment of long-term debt ..............................................     (1,830,653)     (1,944,170)
  Repayment of capital lease obligations ...................................     (1,024,825)       (652,591)
  Increase (decrease) in book overdraft ....................................      1,052,725        (461,220)
  Proceeds from exercise of stock options ..................................           --         1,216,417
                                                                               ------------    ------------
          Net cash provided by financing activities ........................     10,270,182      21,225,388
                                                                               ------------    ------------
EFFECT OF FOREIGN CURRENCY EXCHANGE RATES ..................................     (1,341,083)         16,567
                                                                               ------------    ------------
Decrease in cash and cash equivalents ......................................       (994,620)     (3,024,113)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...........................      3,024,028       4,960,612
                                                                               ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .................................   $  2,029,408    $  1,936,499
                                                                               ============    ============

Non-cash financing and investing-activity:
 Capital leases incurred ...................................................   $    608,782    $    891,169
 Common stock issued in Caribe acquisition .................................   $    500,000    $       --
 Reduction of accounts receivable in Caribe acquisition ....................   $  1,992,794    $       --


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

2.  INVENTORIES

      Inventories are comprised of the following:

                                           APRIL 30, 1999      JULY 31, 1998
                                          ----------------    ---------------

     Purchased for resale .............     $67,121,116         $72,325,886
     Operating supplies ...............         573,542             287,244
                                            -----------         -----------
               Total ..................     $67,694,658         $72,613,130
                                            ===========         ===========

3.  EARNINGS (LOSS) PER SHARE

      Basic earnings (loss) per common share were computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share differs from basic earnings (loss) per share due to the assumed exercises and conversions of dilutive options, warrants and convertible debt that were outstanding during the period. The calculations of basic and diluted earnings (loss) per share for the three and nine-month periods ended April 30, 1999 and 1998 are as follows:

                                                                       THREE MONTHS ENDED APRIL 30,
                                      ----------------------------------------------------------------------------------------
                                                          1999                                          1998
                                      ------------------------------------------     -----------------------------------------
                                                         COMMON           PER                          COMMON          PER
                                          LOSS           SHARES         SHARES         INCOME          SHARES         SHARES
                                      ------------------------------------------     -----------------------------------------
BASIC EPS:
As reported ......................    $(3,609,529)      7,327,727    $     (0.49)    $ 1,685,651      7,264,743    $      0.23

EFFECT OF DILUTIVE SECURITIES:
Options ..........................           --              --                             --          364,329
Warrants .........................           --              --                             --           30,626
8% Convertible Debentures ........           --              --                          190,192        937,500
                                      ------------------------------------------     -----------------------------------------
DILUTED EPS: .....................    $(3,609,529)      7,327,727    $     (0.49)    $ 1,875,843      8,597,198    $      0.22
                                      ==========================================     =========================================


                                                                        NINE MONTHS ENDED APRIL 30,
                                      ----------------------------------------------------------------------------------------
                                                          1999                                          1998
                                      ------------------------------------------     -----------------------------------------
                                                         COMMON           PER                          COMMON          PER
                                          LOSS           SHARES         SHARES         INCOME          SHARES         SHARES
                                      ------------------------------------------     -----------------------------------------
BASIC EPS:
As reported ......................    $(4,095,289)      7,319,118    $     (0.56)    $ 5,183,994      6,189,961    $      0.84

EFFECT OF DILUTIVE SECURITIES:
Options ..........................           --              --                             --          376,520
Warrants .........................           --              --                             --           29,871
8% Convertible Debentures ........           --              --                          583,397        937,500
                                      ------------------------------------------     -----------------------------------------
DILUTED EPS: .....................    $(4,095,289)      7,319,118    $     (0.56)    $ 5,767,391      7,533,852    $      0.77
                                      ==========================================     =========================================

      The 937,500 shares issuable upon conversion of the 8% convertible debentures were not included in the calculation of diluted earnings (loss) per share for the three months ended and for the nine months ended April 30, 1999, because the effect of adding the shares and the related interest would have been anti-dilutive. During the three months ended and the nine months ended April 30, 1999, the Company had 1,877,600 of common stock options and warrants outstanding which were not included in the diluted earnings (loss) per share calculation because the options and warrants would have been anti-dilutive. During the three months ended and the nine months ended April 30, 1998, the Company had 563,000 and 65,000, respectively, of common stock options and warrants outstanding which were not included in the diluted earnings per share calculation because the options and warrants would have been anti-dilutive.

4.  ACQUISITION

      In March 1999, the Company, through a wholly-owned subsidiary, acquired substantially all of the assets and certain liabilities of Caribe Marketing and Sales Co., Inc. ("Caribe") for the purchase price of $2.5 million consisting of cash, 80,000 shares of the Company's common stock, and reduction of accounts receivable of $2.0 million. The shares had a fair market value of $500,000 at the date the transaction was announced. The Company incurred $45,500 in costs directly related to the acquisition. The acquisition has been accounted for using the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based on the fair values at the date of the acquisition. The excess of the purchase price over net assets acquired resulted in goodwill of $2.8 million, which is being amortized on a straight-line basis over 20 years. Caribe's operating results have been included in the Company's consolidated financial statements since the date of the acquisition.

5.  WRITE-OFF OF ACCOUNTS RECEIVABLE

      During the third quarter of fiscal 1999, the Company wrote-off $3.3 million of accounts receivable related to the commencement of insolvency proceedings by the Company's Mexico distributor. The write-off was included in selling, general and administrative expenses.

6.  LONG-TERM DEBT

      As of April 30, 1999, the Company was not in compliance with certain financial covenants under its 8.00% Convertible Debentures (the "Debentures"). The Company has an aggregate of $15.0 million of the Debentures outstanding. Pursuant to the terms of the Debentures, the holders of the Debentures do not have the right to accelerate the maturity of the principal of such debt until 180 days from the date of notice to the lenders under the Credit Facility (the "Senior Lenders"). The Company was advised by its Senior Lenders that they had received notification dated April 1, 1999 from the holder of $5.0 million of the Debentures of its intention to accelerate the maturity of the principal due to it. Additionally, the Senior Lenders may require an additional 90 days of forbearance providing the Company is not in default of any interest or principal payments under the Credit Facility. As of June 14, 1999, the Company was not in default of any interest or principal payments under the Credit Facility or the Debentures. The Company is currently in negotiations with the holders of the Debentures to modify or refinance the Debentures. Additionally, the Company is also in negotiations with other lenders, including the Senior Lenders, to refinance the Debentures. The Company is also in default of certain financial and cross-default covenants of its Credit Facility. The Company is currently under negotiations with the Senior Lenders to extend or refinance the Credit Facility, which matures July 31, 1999. As a result of the forgoing, the Company has classified all debt as current until such time as the Company completes its refinancing and either receives appropriate waivers from the Debenture holders or becomes compliant with the financial covenants. The Company hes been advised that prior to extending the maturity of the Credit Facility, the Senior Lender would require the Company either to obtain a waiver of the defaults under, or to refinance, the Debentures. There is no assurance that the Company will be able ro modify or refinance the indebtedness under the Debentures. Furthermore, any such modification or refinancing is likely to be on terms less favorable than currently in place with respect to the Debentures.

7.  COMPREHENSIVE INCOME

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

      The components of comprehensive income, net of related tax, are as follows:

                                                THREE MONTHS ENDED APRIL 30,        NINE MONTHS ENDED APRIL 30,
                                                ----------------------------      -----------------------------
                                                     1999            1998             1999              1998
                                                -----------      -----------      -----------       -----------
Net income (loss) .........................     $(3,609,529)     $ 1,685,651      $(4,095,289)      $ 5,183,994
Foreign currency translation adjustment ...      (1,979,867)         562,389       (1,341,083)           16,567
                                                -----------      -----------      -----------       -----------
Comprehensive income (loss) ...............     $(5,589,396)     $ 2,248,040      $(5,436,372)      $ 5,200,561
                                                ===========      ===========      ===========       ===========

8.  NEW ACCOUNTING PRONOUNCEMENTS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ARE FORWARD LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY, INCLUDING, WITHOUT LIMITATION, RELATIONSHIPS WITH LICENSORS AND CUSTOMERS, REALIZATION OF ROYALTY ADVANCES, NEW PRODUCT INTRODUCTION, LIQUIDITY AND CAPITAL RESOURCES, AND CAPABILITY TO MANAGE GROWTH, ABILITY TO SOURCE PRODUCTS, CONCENTRATION OF CREDIT RISK, INTERNATIONAL TRADE RELATIONS AND MANAGEMENT OF QUARTER TO QUARTER RESULTS, AND OTHER RISKS DETAILED FROM TIME TO TIME IN THE COMPANY'S SEC REPORTS, INCLUDING THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED JULY 31, 1998 (SEE "RISK FACTORS" IN SUCH FORM 10-K). UPDATED INFORMATION WILL BE PERIODICALLY PROVIDED BY THE COMPANY AS REQUIRED BY THE SECURITIES EXCHANGE ACT OF 1934.

RESULTS OF OPERATIONS

      The following unaudited table sets forth the Company's results of operations as a percentage of net sales for the periods indicated below:

                                                        THREE MONTHS ENDED      NINE MONTHS ENDED
                                                        ------------------      -----------------
                                                             APRIL 30,              APRIL 30,
                                                        ------------------      -----------------
                                                         1999        1998       1999         1998
                                                        -----       -----       -----       -----
Net sales ........................................      100.0%      100.0%      100.0%      100.0%
Cost of sales ....................................       69.9        66.3        69.5        65.6
                                                        -----       -----       -----       -----
Gross profit .....................................       30.1        33.7        30.5        34.4
Selling, general and administrative expenses .....       42.6        24.5        33.3        25.8
                                                        -----       -----       -----       -----
Operating income (loss) ..........................      (12.5)        9.2        (2.8)        8.6
Interest expense .................................       (3.3)       (2.2)       (2.8)       (2.6)
Interest income ..................................        0.2         0.1         0.3         0.2
Other income (expense) ...........................        0.2        (0.2)        0.2         0.1
Income tax benefit (provision) ...................        5.4        (2.4)        1.8        (2.2)
                                                        -----       -----       -----       -----
Net income (loss) ................................      (10.0%)       4.5%       (3.3%)       4.1%
                                                        =====       =====       =====       =====


THREE MONTHS ENDED APRIL 30, 1999 AND 1998

      NET SALES. Net sales for the three months ended April 30, 1999 were $35.7 million, a decrease of 4.2%, or $1.6 million, from $37.3 million in the comparable period in fiscal 1998. The decrease in net sales was attributable to a decrease in amusement net sales of 4.5%, or $1.4 million, to $30.1 million and a decrease in retail net sales of 3.1%, or $157,000, to $4.9 million over the comparable period in fiscal 1998. Domestic amusement sales decreased 1.8%, or $426,000, to $23.9 million and international amusement sales decreased 13.7%, or $1.0 million, to $6.2 million over the comparable period in fiscal 1998. For the three months ended April 30, 1999, international retail sales were up 94.7% or $1.6 million to $3.3 million, while domestic retail sales were down 52.8%, or $1.7 million, to $1.6 million over the comparable period in fiscal 1998. Domestic retail sales were negatively impacted by a weak retail environment for traditional toys in the U.S. and by continued weakness in Latin America. Domestic net toy sales for the third quarter of fiscal 1999 compared to the comparable period of fiscal 1998 decreased 7.9%, or $2.1 million, to $25.5 million, and international net toy sales increased 6.9%, or $610,000, to $9.5 million.

      Net sales of licensed products for the third quarter of fiscal 1999 were $26.9 million, an increase of 2.0%, or $514,000, from $26.3 million in the comparable period of fiscal 1998. The increase in licensed product sales was primarily attributable to increased sales of licensed plush toys of 10.2%, or $1.7 million, to $18.4 million, offset by a decrease in sales of PLAY-FACES(R) of approximately $430,000, while sales of licensed electronic toys, including items such as Talkin' Tunes and Singin' & Swingin' Tweety were relatively flat for the quarter over the comparable period in fiscal 1998. Within licensed products, sales of Looney Tunes' characters were $16.5 million, a decrease of 19.3%, or $4.0 million, for the third quarter of fiscal 1999 from $20.5 million in the comparable period of fiscal 1998. Sales of Scooby-Doo(R) characters accounted for 7.3% of net sales, or $2.6 million, and sales of Garfield(R) characters accounted for 7.9% of net sales, or $2.8 million, for the third quarter of fiscal 1999. Net sales of non-licensed products for the third quarter of fiscal 1999 and 1998 accounted for 22.8%, or $8.1 million, and 27.4%, or $10.2 million, respectively, of the Company's net sales.

      Net toy sales to retail customers for the third quarter of fiscal 1999 and fiscal 1998 were $4.9 million and $5.0 million, which accounted for 13.5% and 13.4%, respectively, of the Company's net sales. The decrease in net sales to retail customers is attributable to a decrease in sales of PLAY-FACES(R) of 43.6%, or $493,000, to $638,000, from $1.1 million in the comparable period in fiscal 1998. This decrease is offset by an increase in sales to retail customers of licensed plush toys of 14.3%, or $360,000, to $2.9 million, from $2.5 million in the comparable period in fiscal 1998.

      Net toy sales to amusement customers for the third quarter of fiscal 1999 and fiscal 1998 were $30.1 million and $31.5 million, which accounted for 84.4% and 84.6%, respectively, of the Company's net sales. The decrease of 4.5%, or $1.4 million, is primarily attributable to decreased sales of non-licensed plush of 22.2%, or $1.6 million, to $5.6 million, and decreased sales of novelty items of 17.5%, or $521,000, to $2.4 million. This decrease was offset by an increase in sales to amusement customers of licensed plush of 3.4%, or $718,000.

      GROSS PROFIT. Gross profit decreased 14.7%, or $1.8 million, to $10.7 million for the third quarter of fiscal 1999 from $12.5 million, in the comparable period of fiscal 1998. This decrease is a result of the overall decline in sales and from increased licensing costs in domestic retail and in Europe, sales of closeout merchandise at reduced margins in retail and sales within amusement of carryover merchandise at reduced margins early in the quarter. As a result, gross profit as a percentage of net sales decreased to 30.1% for the third quarter of fiscal 1999 from 33.7% in the comparable period in fiscal 1998.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased approximately 66.7%, or $6.1 million, to $15.2 million for the third quarter of fiscal 1999 from $9.1 million in the comparable period in fiscal 1998. This increase is primarily attributable to increased payroll costs, bad debt expense, advertising expenses, tradeshow expenses and product development expenses. Included in the selling, general and administrative expenses for the third quarter of fiscal 1999 is the write-off of $3.3 million of accounts receivable related to the commencement of insolvency proceedings by the Company's Mexico distributor and approximately $362,000 of severance costs related to recent management restructuring initiatives and personnel reductions. Excluding this write-off, selling, general and administrative expenses would have increased 30.7% or $2.8 million, to $11.9 million over the comparable period in fiscal 1998. As a percentage of net sales, selling, general and administrative expenses increased to 42.6% for the third quarter of fiscal 1999 from 24.5% in the comparable period in fiscal 1998. Excluding the write-off, selling, general and administrative expenses, as a percentage of net sales, would have increased to 33.4% for the third quarter of fiscal 1999.

      INTEREST EXPENSE. Interest expense increased $367,000, to $1.2 million, for the third quarter of fiscal 1999 from $818,000, in the comparable period of fiscal 1998. The increase is principally attributable to the increase in borrowings outstanding under the Company's Credit Facility.

      INCOME TAX EXPENSE. The net loss for the third quarter of fiscal 1999 resulted in an income tax benefit compared to a tax expense in the third quarter of fiscal 1998 which reflects an effective tax rate of approximately 35%.

NINE MONTHS ENDED APRIL 30, 1999 AND 1998

      NET SALES. Net sales for the nine months ended April 30, 1999 were $119.8 million, a decrease of 5.3%, or $6.7 million, from $126.5 million in the comparable period of fiscal 1998. The decrease in net sales was primarily attributable to a decrease in retail net sales of 30.0%, or $12.1 million as a result of a weak retail environment for traditional toys in the U.S. and Latin America, caused by several factors, including the closing of several Toys `R' Us locations in the U.S., shrinking toy inventories by retailers, and the economic weakness in Latin America during the first nine months of fiscal 1999. This decrease is offset by an increase in amusement sales of 6.8%, or $5.6 million. Domestic net toy sales for the nine months of fiscal 1999 compared to the nine months of fiscal 1998 decreased 11.4%, or $11.6 million, to $90.0 million from $101.5 million, and international net toy sales increased 22.0%, or $5.0 million, to $27.8 million, from $22.8 million.

      Net sales of licensed products for the nine months of fiscal 1999 were $83.2 million, an increase of 10.0%, or $7.6 million, from $75.6 million in the comparable period of fiscal 1998. The increase in licensed product sales was primarily attributable to the growth of sales of the Company's licensed products to international customers, which accounted for $22.6 million, or 18.8%, of the Company's net sales. Within licensed products, sales of Looney Tunes' characters were $59.5 million, a decrease of 0.5%, or $272,000, for the nine months of fiscal 1999 from $59.7 million in the comparable period of fiscal 1998. Sales of Scooby-Doo(R) characters accounted for 4.2% of net sales, or $5.0 million, and sales of Garfield(R) characters accounted for 3.1% of net sales, or $3.7 million, for the nine months of fiscal 1999. Net sales of licensed electronic toys accounted for $10.5 million, or 8.8%, of the Company's net toy sales for the nine months of fiscal 1999, up $967,000 over the comparable period in fiscal 1998. Net sales of non-licensed products for the nine months of fiscal 1999 decreased 29.0%, or $14.2 million, to $34.6 million from $48.7 million in the comparable period of fiscal 1998. This decrease is primarily attributable to a decrease in sales of non-licensed electronic toys, principally Talkin' Tots(TM) of $10.8 million offset by sales of Penny and Patches(TM) of $1.3 million and a decrease in sales of non-licensed stuffed toys of $7.4 million, offset by a $2.9 million increase in sales of non-licensed novelty items.

      Net toy sales to retail customers for the nine months of fiscal 1999 and fiscal 1998 were $28.5 million, or 23.7%, and $40.7 million, or 32.1%, respectively, of the Company's net sales. The 29.9%, or $12.1 million decrease in sales to retail customers from the nine months of fiscal 1998 to the nine months of fiscal 1999 reflects the decrease in sales of non-licensed electronic toys of $9.7 million, the decrease in sales of PLAY-FACES(R) of $1.4 million and a decrease in sales of licensed plush toys of $2.1 million, offset by an increase in sales of licensed electronic toys of $967,000.

      Net toy sales to amusement customers for the nine months of fiscal 1999 and fiscal 1998 were $89.2 million, or 74.5%, and $83.6 million, or 66.1%, respectively, of the Company's net sales. The 6.7%, or $5.6 million increase in dollar volume is primarily attributable to the increase in domestic sales of licensed plush toys to amusement customers which accounted for $47.4 million of the Company's net sales, a 21.2% increase from the comparable period in fiscal 1998, offset by a 26.2%, or $6.0 million, decrease in domestic sales of non-licensed plush.

      GROSS PROFIT. Gross profit decreased 16.2% to $36.5 million for the nine months of fiscal 1999 from $43.6 million in the comparable period in fiscal 1998, due to lower overall sales and margins on products sold within the retail sector due to higher discounting of prices and sales at reduced margins of certain older retail products, and higher licensing costs contrasted by significantly higher margins in 1998 from sales of Talkin' Tots(TM), which were television advertised products. Gross profit as a percentage of net sales decreased to 30.5% for the nine months of fiscal 1999 from 34.4% in the comparable period in fiscal 1998.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased approximately 22.2%, or $7.3 million, to $40.0 million for the nine months of fiscal 1999 from $32.7 million in the comparable period in fiscal 1998. This increase is primarily attributable to increased payroll costs, bad debt expense, advertising expenses, tradeshow expenses and product development expenses. Included in the selling, general and administrative expenses for the nine months of fiscal 1999 is a write-off taken in the third quarter of $3.3 million of accounts receivable related to the commencement of insolvency proceedings by the Company's Mexico distributor and approximately $362,000 of severance costs related to recent management restructuring initiatives and personnel reductions. Excluding this write-off, selling, general and administrative expenses would have increased 12.2% or $4.0 million, to $36.7 million over the comparable period in fiscal 1998. As a percentage of net sales, selling, general and administrative expenses increased to 33.3% for the nine months of fiscal 1999 from 25.8% in the comparable period of fiscal 1998. Excluding the write-off, as a percentage of net sales, selling, general and administrative expenses would have increased to 30.6% for the nine months of fiscal 1999.

      INTEREST EXPENSE. Interest expense increased 4.2%, or approximately $137,000, to $3.4 million for the nine months of fiscal 1999 from $3.3 million in the comparable period in fiscal 1998. The increase is attributable to increased borrowings outstanding under the Company's Credit Facility offset by lower overall borrowing rates.

      INCOME TAX EXPENSE. The net loss for the nine months of fiscal 1999 resulted in an income tax benefit compared to a tax expense in the nine months of fiscal 1998 which reflects an effective tax rate of approximately 35%.

LIQUIDITY AND CAPITAL RESOURCES

      At April 30, 1999, the Company's working capital was $41.8 million compared to $74.4 million at April 30, 1998. The decrease is primarily attributable to the classification of long-term debt obligations to current liabilities as a result of the Company not being in compliance with certain financial covenants (see "Default Upon Senior Securities").

      The Company satisfies its capital requirements and seasonal working capital needs with cash flow primarily from borrowings and operations. The Company's primary capital needs have consisted of funding for business acquisitions, inventory, property, plant and equipment, customer receivables, letters of credit, entertainment character or corporate trademark licenses and international expansion. The Company has significantly underperformed relative to desired milestones toward the future minimum guaranteed royalty obligation for a particular entertainment character license. The Company is currently in negotiations and may receive some concessions from the licensor. However, the Company is unable to determine if the concessions, if any, would be sufficient to prevent the Company from incurring a loss from its inability to meet the minimum guaranteed royalties. Management is unable at this time to estimate the range of the loss.


      As of April 30, 1999, the balance on the revolving line of credit was $26.8 million, the balance outstanding on the term loan was $5.4 million, and the amount of convertible subordinated debt outstanding was $15 million. As of June 10, 1999, the Company had $1.2 million of additional borrowing capacity available under its Revolving Credit Term Loan with Letter of Credit Facility with The Chase Manhattan Bank ("Credit Facility"). The Credit Facility has been extended through July 31, 1999 and the Company expects to either extend or refinance the Credit Facility prior to that date. However, there is no assurance that the Company will be able to refinance or secure a new credit facility, or that if obtained, it will be on terms at least as favorable as those on the existing Credit Facility.

      The Company's operating activities used net cash of $3.6 and $22.6 million in the first nine months of fiscal 1999 and 1998, respectively. The cash flow from operations in the first nine months of fiscal 1999 was primarily affected by the net loss, decreases in inventory and decreases in accounts payable. During the third quarter of fiscal 1999, the Company incurred a write-off of $3.3 million of accounts receivable related to the commencement of insolvency proceedings by the Company's Mexico distributor.

      Net cash used in investing activities during the first nine months of fiscal 1999 and 1998 was $6.3 million and $1.7, respectively. In the third quarter of fiscal 1999, the Company acquired substantially all of the assets and liabilities of Caribe Marketing for the purchase price of $2.5 million consisting of cash, 80,000 shares of the Company's common stock and reduction of accounts receivable of $2.0 million. (See Footnote 4 -- "Acquisition") In the first nine months of fiscal 1999, net cash used in investing activities consisted principally of the purchase of property and equipment of $6.5 million, and was composed of expenditures of $2.5 million for equipment, $3.4 million for costs incurred related to the management information system implementation, real property of $227,000 and $354,000 for leasehold improvements for the San Antonio facility. In the first nine months of fiscal 1998, net cash used in investing activities consisted principally of the purchase of property and equipment of $1.7 million.

      Net cash provided by financing activities during the first nine months of fiscal 1999 and 1998 was $10.3 million and $21.2 million, respectively. During the first nine months of fiscal 1999, the Company received aggregate advances of $105.4 million, and made repayments of $93.3 million, on the Credit Facility, and reduced the principal on the term loan by $1.8 million. During the nine months of fiscal 1998, $115.9 million was used in repayment of borrowings on the Credit Facility, offset by aggregate advances of $127.0 million.

      The Company believes that its current available cash, net cash provided by operating activities and available borrowings under the Company's Credit Facility will be sufficient to meet the Company's cash requirements through July 31, 1999. The Company believes that it will be able to extend or refinance the Credit Facility by July 31, 1999; however, there is no assurance that the Company will be able to refinance or obtain a new credit facility, or that if obtained, it will be on terms at least as favorable as those on the existing line of credit.

DEFAULT UPON SENIOR SECURITIES

      As of April 30, 1999, the Company was not in compliance with certain financial covenants under its 8.00% Convertible Debentures (the "Debentures"). The Company has an aggregate of $15.0 million of the Debentures outstanding. Pursuant to the terms of the Debentures, the holders of the Debentures do not have the right to accelerate the maturity of the principal of such debt until 180 days from the date of notice to the lenders under the Credit Facility (the "Senior Lenders"). The Company was advised by its Senior Lenders that they had received notification dated April 1, 1999 from the holder of $5.0 million of the Debentures of its intention to accelerate the maturity of the principal due to it. Additionally, the Senior Lenders may require an additional 90 days of forbearance providing the Company is not in default of any interest or principal payments under the Credit Facility. As of June 14, 1999, the Company was not in default of any interest or principal payments under the Credit Facility or the Debentures. The Company is currently in negotiations with the holders of the Debentures to modify or refinance the Debentures. Additionally, the Company is also in negotiations with other lenders, including the Senior Lenders, to refinance the Debentures. The Company is also in default of certain financial and cross-default covenants of its Credit Facility. The Company is currently under negotiations with the Senior Lenders to extend or refinance the Credit Facility, which matures July 31, 1999. As a result of the forgoing, the Company has classified all debt as current until such time as the Company completes its refinancing and either receives appropriate waivers from the Debenture holders or becomes compliant with the financial covenants. The Company has been advised that prior to extending the maturity of the Credit Facility, the Senior Lender would require the Company either to obtain a waiver of the defaults under, or to refinance, the Debentures. There is no assurance that the Company will be able to modify or refinance the indebtedness under the Debentures. Furthermore, any such modification or refinancing is likely to be on terms less favorable than currently in place with respect to the Debentures.


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

      Management has substantially completed the inventory and assessment phases regarding application systems, process control systems and technology infrastructure, and is performing upgrades, repairs and testing of the former two categories. The review of physical infrastructure and business partners and merchandise suppliers is in the inventory stage. The Company anticipates that any additional assessment and remediation efforts will be substantially completed by the end of calendar year 1999. Costs incurred to date, which total $6.4 million have primarily consisted of labor from the redeployment of existing information technology, legal and operational resources as well as computer hardware and software costs. The Company has budgeted approximately $7.0 million for these Year 2000 compliance efforts and management information system upgrades; however, the Company's Year 2000 program is an ongoing process and the estimates of costs and completion dates for various aspects of the program are subject to change.

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

NEW ACCOUNTING PRONOUNCEMENTS

      See Note 7 to the consolidated financial statements included elsewhere herein for a discussion of new pronouncements.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial and commodity market prices and rates. The Company is exposed to market risk in the areas of changes in United States and international borrowing rates (i.e. prime rate or LIBOR), and changes in foreign currency exchange rates as measured against the United States ("U.S.") dollar and functional currencies of its subsidiaries (i.e. British pound, Spanish peseta, Hong Kong dollar, Canadian dollar). In addition, the Company is exposed to market risk in certain geographic areas that have experienced or are likely to experience an economic downturn, such as China or Latin America. The Company purchases substantially all of its inventory from suppliers in China; therefore, the Company is subject to the risk that such suppliers will be unable to provide merchandise at competitive prices. While the Company believes that if such an event were to occur it would be able to find alternate sources of merchandise at competitive prices, there can be no assurance that the Company would be successful. At April 30, 1999, the Company had $2.8 million of accounts receivable outstanding, payable in U.S. dollars from companies based in Latin America, principally Brazil. If the currencies of these countries were to fall significantly against the U.S. dollar, there can be no assurance that such companies would be able to repay the receivables in full. These exposures are directly related to its normal operating and funding activities. Historically and as of April 30, 1999, the Company has not used derivative instruments or engaged in hedging activities to minimize its market risk.

INTEREST RATE RISK

      The interest payable on the Company's revolving line-of-credit and term loan is variable based on LIBOR and/or the prime rate, and therefore, affected by changes in market interest rates. At April 30, 1999, approximately $26.8 million and $5.4 million was outstanding on the revolving line of credit and the term loan, respectively. The Credit Facility matures July 31, 1999 and the Company expects to either extend or refinance the Credit Facility prior to that date. However, there is no assurance that the Company will be able to refinance or obtain a new credit facility, or that if obtained, it will be on terms at least as favorable as those on the existing line of credit. See "Liquidity and Capital Resources."

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


PART II.  OTHER INFORMATION

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

      As of April 30, 1999, the Company was not in compliance with certain financial covenants under its 8.00% Convertible Debentures (the "Debentures"). The Company has an aggregate of $15.0 million of the Debentures outstanding. Pursuant to the terms of the Debentures, the holders of the Debentures do not have the right to accelerate the maturity of the principal of such debt until 180 days from the date of notice to the lenders under the Credit Facility (the "Senior Lenders"). The Company was advised by its Senior Lenders that they had received notification dated April 1, 1999 from the holder of $5.0 million of the Debentures of their intentions to accelerate the maturity of the principal due to them. Additionally, the Senior Lenders may require an additional 90 days of forbearance providing the Company is not in default of any interest or principal payments under the Credit Facility. As of June 14, 1999, the Company was not in default of any interest or principal payments under the Credit Facility or the Debentures. The Company is currently in negotiations with the holders of the Debentures to modify or refinance the Debentures. Additionally, the Company is also in negotiations with other lenders, including the Senior Lenders, to refinance the Debentures. The Company is also in default of certain financial and cross-default covenants of its Credit Facility. The Company is currently under negotiations with the Senior Lenders to refinance the Credit Facility, which matures July 31, 1999. As a result of the forgoing, the Company has classified all debt as current until such time as the Company completes its refinancing and either receives appropriate waivers from the Debenture holders or becomes compliant with the financial covenants. The Company has been advised that prior to extending the maturity of the Credit Facility, the Senior Lender would require the Company either to obtain a waiver of the defaults under, or to refinance, the Debentures. There is no assurance that the Company will be able to modify or refinance the indebtedness under the Debentures. Furthermore, any such modification or refinancing is likely to be on terms less favorable than currently in place with respect to the Debentures.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS. The following exhibits are included or incorporated by reference below.

  EXHIBIT
  NUMBER                       DESCRIPTION OF EXHIBITS
 ---------                    -------------------------
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

  EXHIBIT
  NUMBER                       DESCRIPTION OF EXHIBITS
 ---------                    -------------------------

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

   EXHIBIT
   NUMBER                      DESCRIPTION OF EXHIBITS
 ---------                    -------------------------

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

   27      Financial Data Schedule

(b) REPORTS OF FORM 8-K. No reports on Form 8-K were filed during the quarter ended April 30, 1999.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of June 1999.


                                    PLAY BY PLAY TOYS & NOVELTIES, INC.

                                    By: /s/ JOE M. GUERRA
                                            Joe M. Guerra
                                            CHIEF FINANCIAL OFFICER