Form 10-K
period 1999-07-31
PLAY BY PLAY TOYS & NOVELTIES INC
filed 1999-11-15
CIK 945276

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              Annual Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934

         For the Fiscal Year Ended                    Commission file number
               July 31, 1999                                  0-26374

                       PLAY BY PLAY TOYS & NOVELTIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            Texas                                        74-2623760
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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ( )

   As of November 8, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant (based upon the last reported sale price of the Common Stock of the registrant as quoted on the National Market System of the National Association of Securities Dealers Automated Quotation System) was $20,509,582. (For purposes of calculating the preceding amount only, all directors, executive officers and shareholders holding 5% or greater of the registrant's Common Stock are assumed to be affiliates). The number of shares of Common Stock of the registrant outstanding as of November 8, 1999 was 7,395,000.

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

                                TABLE OF CONTENTS
                                                                                                  PAGE
                                                                                                  ----
PART I
ITEM 1.  Business ..............................................................................    3
             General ...........................................................................    3
             Business History ..................................................................    3
             Company Strengths .................................................................    5
             Business Strategy .................................................................    6
             Products ..........................................................................    8
             Licensed Products .................................................................    8
             Non-Licensed Products .............................................................    9
             License Agreements ................................................................   10
             Sales, Marketing and Distribution .................................................   11
             Design and Development ............................................................   13
             Manufacturers and Suppliers .......................................................   14
             Advertising .......................................................................   14
             Vending Operations ................................................................   14
             Competition .......................................................................   15
             Product Liability .................................................................   15
             Government Regulation .............................................................   15
             Tariffs and Duties ................................................................   16
             Trademarks ........................................................................   16
             Employees .........................................................................   16
             Risk Factors ......................................................................   16
  ITEM 2.  Properties ..........................................................................   23
  ITEM 3.  Legal Proceedings ...................................................................   24
  ITEM 4.  Submission of Matters to a Vote of Security Holders .................................   24

PART II
  ITEM 5.  Market for Registrant's Common Equity and Related Shareholder Matters ...............   24
             Market Information ................................................................   24
             Shareholders ......................................................................   24
             Dividends and Distributions .......................................................   24
  ITEM 6.  Selected Consolidated Financial Data ................................................   25
  ITEM 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations   26
             General ...........................................................................   26
             Results of Operations .............................................................   28
             Liquidity and Capital Resources ...................................................   31
             Euro ..............................................................................   33
             Dividend Policy ...................................................................   34
             Year 2000 .........................................................................   34
             Seasonality .......................................................................   35
             Inflation .........................................................................   35
             New Accounting Pronouncement ......................................................   35
  ITEM 7A. Quantitative and Qualitative Disclosures About Market Risks .........................   35
  ITEM 8.  Financial Statements and Supplementary Data .........................................   36
  ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure    36

PART III
  ITEM 10. Directors and Executive Officers of the Registrant ..................................   37
  ITEM 11. Executive Compensation ..............................................................   37
  ITEM 12. Security Ownership of Certain Beneficial Owners and Management ......................   37
  ITEM 13. Certain Relationships and Related Transactions ......................................   37

                                TABLE OF CONTENTS (CONTINUED)
                                                                                                  PAGE
                                                                                                  ----


PART IV
  ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K ....................   37
  SIGNATURES ...................................................................................   38
  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL
      STATEMENT SCHEDULE .......................................................................   F-1

PART I

ITEM 1.  BUSINESS

GENERAL

           THIS REPORT CONTAINS, IN ADDITION TO HISTORICAL INFORMATION, FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY's ACTUAL RESULTS COULD DIFFER MATERIALLY. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, WITHOUT LIMITATION, THE COMPANY's liquidity and capital resources, COMPETITIVE AND ECONOMIC FACTORS, CHANGES IN CONSUMER PREFERENCES, PRICE CHANGES BY COMPETITORS, RELATIONSHIPS WITH LICENSORS AND CUSTOMERS, ABILITY TO MANAGE GROWTH, ABILITY TO SOURCE PRODUCTS, INTERNATIONAL TRADE RELATIONS, MANAGEMENT OF QUARTER TO QUARTER RESULTS, INCREASES IN COSTS OF RAW MATERIALS, TIMING OF TECHNOLOGICAL ADVANCES BY THE COMPANY AND ITS COMPETITORS, LACK OF ACCEPTANCE BY CONSUMERS OF NEW PRODUCTS, AND THE OTHER FACTORS DISCUSSED BELOW IN "RISK FACTORS", ELSEWHERE HEREIN. UPDATED INFORMATION WILL BE PERIODICALLY PROVIDED BY THE COMPANY AS REQUIRED BY THE SECURITIES EXCHANGE ACT OF 1934. AS USED HEREIN, UNLESS THE CONTEXT OTHERWISE REQUIRES, THE "COMPANY" MEANS Play-By-Play TOYS & NOVELTIES, INC., A TEXAS CORPORATION, AND ITS WHOLLY OWNED SUBSIDIARIES.

           The Company designs, develops, markets and distributes a broad line of stuffed toys, novelty items and its PLAY-FACES(R) line of sculpted toy pillows based on licenses for popular children's entertainment characters, professional sports team logos and corporate trademarks. The Company also designs, develops, markets and distributes electronic toys and non-licensed stuffed toys and markets and distributes a broad line of non-licensed novelty items. The Company markets and distributes its products in both amusement and retail markets and believes that it is the leading supplier of stuffed toys and novelty items to the domestic amusement industry. The Company was incorporated in Texas in 1992. Its principal executive offices are located at 4400 Tejasco, San Antonio, Texas 78218 and its telephone number is (210) 829-4666.

BUSINESS HISTORY

           Since inception through fiscal 1998, the Company's net sales have grown from $32.6 million for fiscal 1994 to $178.1 million in fiscal 1998, representing a 54.2% average annual increase, and net income increased from $1.1 million for fiscal 1994 to $8.4 million for fiscal 1998, representing a 70.4% average annual increase. However, in fiscal 1999, net sales declined to $156.5 million, a decrease of 12.1% as compared to the $178.1 million reported in fiscal 1998, and the Company reported a net loss of $30.2 million including the impact of certain significant charges recorded by the Company in fiscal 1999.

           The Company develops its licensed stuffed toys and novelties based principally on popular, classic characters such as LOONEY TUNES, GARFIELD, SUPERMAN, BATMAN, SCOOBY-DOO(TM), and on popular, classic trademark licenses such as The Coca-Cola Company's COCA-COLA(R) brand stuffed toys, and Harley-Davidson Motor Company'S HARLEY HOg(TM) as well as on popular professional sports properties such as Major League Baseball, National Hockey League, National Football League, and various collegiate teams. The Company develops a licensed stuffed toy by identifying a character or trademark license, obtaining the necessary license, designing the product and developing a prototype, and manufacturing the products through third party manufacturers. The Company believes that products based on popular, classic characters and trademarks will have a longer and more stable product life cycle than products based on newer, less established characters and trademarks. The Company believes its position as a leading supplier to the domestic amusement industry allows it to more effectively acquire licenses for products sold to the amusement market. The Company has developed a significant relationship with Warner Bros., a Division of Time Warner Entertainment Company L.P. approximately

46.8% of the Company's net sales in fiscal 1999 were derived from the sale of products based on Warner Bros.' Looney Tunes characters. The Company's non-licensed products include traditional stuffed toys in various sizes, interactive dolls and novelty items such as low-priced plastic toys and games used primarily as redemption prizes by its amusement customers. For fiscal 1999, net sales of licensed products and non-licensed products accounted for 70.1% and 28.2%, respectively, of the Company's net sales.

           The Company introduced its retail product line in fiscal 1995 with its originally developed PLAY-FACES(R) line of sculpted toy pillows shaped in the facial likeness of licensed animated characters. The Play-Faces(R) line is based upon popular, classic characters, including The Walt Disney Company's animated characters, LOONEY TUNES, SUPERMAN, BATMAN, GARFIELD(TM), RugrAts(R), and new characters developed and introduced from time to time by leading entertainment companies. During fiscal 1997, the Company extended the line by adding full-bodied pillows. The Company believes its Play-Faces(R) line is a distinct product category that enhances its ability to acquire additional character and trademark licenses. Play-Faces(R) products accounted for 3.3% of the Company's net sales for fiscal 1999.

           During fiscal 1997, the Company entered the large doll market with a pair of electronic interactive dolls, the Talkin' Tots(TM) which talk and sing together utilizing infrared technology. The Company began selling Talkin' Tots(TM) during the fourth quarter of fiscal 1997 and began television advertising during the first quarter of fiscal 1998. The Company also developed a retail line of Looney Tunes products during fiscal 1997, including standing, sitting and bean bag stuffed toys, and another television promoted electronic stuffed toy, the Tornado Taz(TM) that spins, shakes, grunts and laughs. The Looney Tunes based products include such characters as TWEETY(TM), SYLVESTer(TM), TASMANIAN DeVIL(TM), BUgs BUNNY(TM), SPEEdy GONZALES(TM), YoseMITE SAM(TM), and Daffy Duck(TM).

           During fiscal 1998, the Company introduced several new electronic interactive talking products such as Bugs & Daffy Talkin' Tunes(TM), Sylvester & Tweety Talkin' Tunes(TM), and Singin' & Swingin' Tweety(TM), that utilize infrared technology. The Company also introduced full-bodied pillows, beanbags based on the popular Rugrats(TM) characters, and FaniMal(TM) beanbags utilizing professional sports properties licensed from Major League Baseball and the National Football League. The Company also developed a retail line of infant, toddler and preschool products ranging from play toys to pulls toys based on Baby Looney Tunes characters.

           During fiscal 1998, the Company enhanced its existing retail and amusement business by launching a new direct marketing division, which focuses on selling to consumers via direct mail catalogs and via the Company's on-line retail internet site, Funstuff4u.com. The direct mail catalog, issued under the name Fun Stuff(TM), features many of the Company's quality licensed and non-licensed stuffed toys and novelty items.

           During fiscal 1999, the Company introduced several new electronic interactive talking products such as My Best Friend(TM), Tongue Twisting Taz(TM), Macarena Tweety(TM), and Fortune Teller Tweety(TM). The Tongue Twisting Taz(TM) features the popular Tasmanian Devil(TM) character. The Macarena Tweety(TM) features a plush Tweety dressed for a party in a brightly colored shirt and is sound activated. The Fortune Teller Tweety(TM) features characters Sylvester(TM) and Tweety(TM) and is activated by pressing Sylvester in his magic ball. The Company also introduced a wide range of plush toys including interactive products, Play-Faces(R) pillows and backpacks, inflatable furniture products and novelties based on the characters in the Garfield comic strip for both retail and amusement markets. Additionally, the Company introduced interactive plush products based on Walt Disney's classic characters including Mickey Mouse(TM), Minnie Mouse(TM) and Winnie the Pooh(TM), in the retail market throughout Latin America.

           The Company has a diversified base of customers in both the amusement and retail markets. Amusement customers, which accounted for 73.4% of net sales for fiscal 1999, include theme parks such as Premier Parks/Six Flags, Paramount, Universal Studios, Busch Gardens and Sea World, family entertainment centers such as Tilt, Dave and Buster's, Inc. and Namco, carnivals and state fairs. The Company also distributes its merchandise to its Fun Services(R) (sales through franchisees), fundraising and premium (products designed for specific companies) customers. Retail customers, which accounted for 24.8% of net sales for the same period, principally consist of mass market retailers such as Wal-Mart, Kmart, and Target, and specialty retailers such as Toys `R' Us and Kay Bee Toy. No one customer accounted for more than 10% of net sales for fiscal 1999.

           The Company completed two strategic acquisitions that have contributed to its growth. In June 1996, the Company acquired substantially all of the operating assets, business operations and facilities of Ace Novelty Co., Inc. ("Ace") for $44.7 million (the "Ace Acquisition"). The Ace Acquisition provided the Company with several strategic advantages, including significant distribution channels in the central and western United States, significant distribution channels in the outdoor amusement markets, key United States and international classic character licenses for retail and amusement, an in-house design and development team and additional key personnel.

           In November 1996, the Company, through its wholly owned subsidiary Play-By-Play Toys & Novelties Europe, S.A., ("Play-By-Play Europe") acquired The TLC Gift Company, Ltd. ("TLC") based in Doncaster, England. Similarly, the TLC acquisition resulted in additional distribution channels in Europe, particularly the U.K.

           In March 1999, the Company, through a wholly owned subsidiary, acquired certain assets and liabilities of Caribe Marketing and Sales Co., Inc. ("Caribe") for the purchase price of $2.5 million. The purchase price consisted of cash, the issuance to the Sellers of 80,000 shares of the Company's common stock, and the assumption of a Seller's note. The Company believes that Caribe provides the Company with a new base for its Latin American operations and enhances the Company's marketing and distribution capabilities.

COMPANY STRENGTHS

The Company believes its principal strengths include its:

o focus on licenses for popular classic characters, trademarks and new characters introduced by leading entertainment companies,

o capability to develop new and innovative toys such as Talkin' Tots(TM), Tornado Taz(TM), Talkin' Tunes(TM), Macarena Tweety(TM), Fortune Teller Tweety(TM), and Singin' & Swingin' Tweety(TM), new licensed products such aS THE COCA-Cola(R) brand stuff toys, and new product categories such as the Play-Faces(R) line,

o position as the leading supplier of stuffed toys and novelty items to the domestic amusement industry,

o balance between amusement and retail markets, which reduces seasonal fluctuations and stabilizes revenues,

o     experienced management team with toy and licensing expertise;

o in-house design and development team which enables the Company to shorten development lead times and more quickly meet changing consumer tastes and trends,

o presence in Hong Kong and China which supports the Company in direct sourcing in the Far East and enhances its ability to better manage product quality, production and timely availability of products,

o     diverse customer base comprised of more than 4,000 customers,

o multiple distribution channels which enhance the Company's ability to sell slower moving items while minimizing the impact on gross profit margins, and

o distribution facilities strategically located throughout North America and Europe, allowing the Company to better serve its customers, particularly those with multiple locations and with minimal inventory storage capacity.

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

           INTERNATIONAL EXPANSION. The Company plans to increase its international sales, primarily in Europe and Latin America, in both the amusement and retail markets through the Company's Hong Kong, United States, European and Latin America distribution facilities and independent distributors. The Company believes that markets outside the United States present significant opportunities, and except for Europe, are generally less competitive than the United States market. The Company commenced toy distribution and sales operations in Europe and Latin America in fiscal 1994. Since fiscal 1994, international sales have increased at an average annual rate in excess of 100%, and the Company believes there are significant additional international growth opportunities.

           RETAIL MARKET PENETRATION. The Company intends to broaden its retail distribution both domestically and internationally. Through its licensing and new product development strategies, the Company plans to further penetrate the retail market by continuing to develop and introduce new products (such as Tongue Twisting Taz(TM), Macarena Tweety(TM), and Fortune Teller Tweety(TM)) and product categories (such as Play-Faces(R)). Based on the Company's relatively small share of the retail toy market and its proven ability to develop product niches and obtain key licenses, increased retail distribution continues to be a growth opportunity for the Company. The Company's retail sales declined significantly during 1999 as a result of many factors; however, the Company has brought in new retail industry management, and restructured its retail sales force, product development and operations. Accordingly, the Company's objective is to have sustained annual sales growth of its retail operations beginning in calendar year 2000.

           AMUSEMENT MARKET PENETRATION. With the Ace Acquisition, the Company has become a leading supplier of stuffed toys and novelty items to the domestic amusement market. The Company believes this market is less susceptible to changing consumer preferences than the retail market. The Company's broad and continually updated line of licensed and non-licensed stuffed toys and novelty items, its purchasing power, distribution facilities, and reputation as a leading amusement supplier provide competitive advantages over many other suppliers to this market. While the Company believes there is greater opportunity to grow its retail and international businesses, the domestic amusement business provides the Company with stable revenue and consistent cash flow.

           DIRECT MARKETING PENETRATION. The Company distributed its first direct mail catalog in October 1998 followed by series of strategically timed Fun Stuff(TM) catalogs. The necessary executive and telemarketing resources have been assembled which will allow the Company to consolidate resources and bring this entire process in-house during the first quarter of calendar year 2000. In addition, in March 1999 the Company launched its on-line retail internet site, Funstuff4u.com, geared to the consumer and which features many of the same products contained in the Company's direct mail catalogs. The Company believes that the Direct Marketing Division's efforts also provides growth opportunities and expands consumer awareness of the Company's product lines.

           ACQUISITION STRATEGY. The Company will continue to seek and evaluate acquisition candidates that either provide new or unique products for existing distribution channels, or conversely, that provide new venues of distribution for existing product lines. Through this strategy, the Company intends to achieve greater economies of scale by growing revenues while reducing general and administrative costs. However, the Company does not anticipate making any significant acquisitions during fiscal 2000.

PRODUCTS

           The Company markets a variety of licensed and non-licensed stuffed toys and novelty items. The following chart shows the breakdown of the Company's net toy sales (which does not include vending sales) by principal product category:

                                  1999     1998     1997
                                 ------   ------   ------
                                         (IN MILLIONS)
Licensed products
    Stuffed toys .............   $   94.6 $   90.4 $   63.4
    Play-Faces(R) ............        5.2      9.5     16.5
    Electronic toys ..........        9.9     14.5      2.0
                                 ------   ------   ------
                                    109.7    114.4     81.9
                                 ------   ------   ------
Non-licened products
    Stuffed toys .............       28.9     32.3     38.7
    Novelty items ............       10.8     13.3      8.8
    Electronic toys ..........        4.4     15.1      4.8
                                 ------   ------   ------
                                     44.1     60.7     52.3
                                 ------   ------   ------
        Total ................   $  153.8 $  175.1 $  134.2
                                 ======   ======   ======
                               (PERCENTAGES OF NET TOYS SALES)

Licensed products
    Stuffed toys .............   61.5 %   51.6 %   47.3 %
    Play-Faces(R) ............        3.4      5.4     12.3
    Electronic toys ..........        6.4      8.4      1.5
                                 ------   ------   ------
                                     71.3     65.4     61.1
                                 ------   ------   ------
Non-licensed products
    Stuffed toys .............       18.8     18.4     28.8
    Novelty items ............        7.0      7.6      6.5
    Electronic toys ..........        2.9      8.6      3.6
                                 ------   ------   ------
                                     28.7     34.6     38.9
                                 ------   ------   ------
        Total ................   100.0 %  100.0 %  100.0 %
                                 ======   ======   ======

LICENSED PRODUCTS

      In developing its licensed products, the Company seeks to take advantage of media exposure and goodwill accompanying its licensed characters and trademarks as well as the advertising and promotional programs provided by its licensors. Net sales of licensed products were $109.7 million, $114.4 million and $81.9 million (70.1%, 64.3% and 59.7% of net sales) during fiscal 1999, 1998 and 1997, respectively.

      STUFFED TOYS. The Company designs, develops, markets and distributes over 2,000 different stuffed toys based upon its licenses for children's entertainment characters and corporate trademarks. The Company offers a variety of sizes and styles of its licensed stuffed toys. The Company seeks to develop its products around both existing and newly-acquired licenses for commercially established characters and trademarks. The Company's licensed stuffed toys are generally sold to both amusement customers as redemption prizes and to retail customers. Licensed stuffed toy products have suggested retail prices ranging from $5 to $30. To date, the Company's most successful licensed stuffed toy products have been those based on the Looney Tunes characters, which include standing, sitting and beanbag stuffed toys. During fiscal 1999, the Company introduced a wide range of plush toys as well as interactive products, Play-Faces(R) pillows and backpacks, inflatable furniture products and novelties based on the characters in the Garfield comic strip.

      Play-Faces(R). The Company's Play-Faces(R) line consists of sculpted toy pillows shaped in the facial likenesses of licensed animated characters. Play-Faces(R) are sold primarily to retail customers and have suggested retail prices of under $20. The Company believes its Play-Faces(R) line is a distinct recognizable product category, which has enhanced its ability to acquire additional character and trademark licenses. Play-Faces(R) products accounted for 3.3% of the Company's net sales for fiscal 1999.

      ELECTRONIC TOYS. During fiscal 1997, the Company began selling a television promoted electronic stuffed toy, Tornado Taz(TM). Tornado TAz(TM) is a plush depiction of Tasmanian Devil(TM) that spins, shakes, grunts and laughs. During fiscal 1998, the Company further expanded its electronic stuffed toys offerings by adding Bugs & Daffy Talkin' Tunes(TM), Sylvester & Tweety Talkin' Tunes(TM), and Singin' & Swingin' Tweety(TM). During fiscal 1999, the Company introduced several new electronic interactive products such as Tongue Twisting Taz(TM), Macarena TweEtY(TM), and Fortune Teller Tweety(TM). The Company also introduced interactive plush products based on Walt Disney's classic characters including Mickey Mouse(TM), Minnie Mouse(TM) and Winnie the Pooh(TM), for retail distribution in Latin America.

NON-LICENSED PRODUCTS

      The Company markets and distributes a broad line of non-licensed products, including internally designed and developed stuffed and electronic toys, stuffed toy and novelty product lines selected and modified by the Company from the product lines of third party manufacturers, and stuffed toys and novelty items purchased directly from third party manufacturers. Net sales of non-licensed products were $44.1 million, $60.7 million and $52.3 million (28.1%, 34.1% and 38.0% of net sales) during fiscal 1999, 1998 and 1997, respectively.

      STUFFED TOYS. The Company designs, develops, markets and distributes a broad line of non-licensed stuffed toys, consisting principally of generic animal characters and a broad variety of seasonal and holiday characters. The Company's non-licensed stuffed toys are principally marketed to the amusement market for use as redemption prizes. The Company frequently redesigns its product line. Over the three year period ended July 31, 1999, sales of non-licensed stuffed toys have decreased as a percentage of total net toy sales, primarily due to changing consumer trends and preference for licensed merchandise and the Company's decision to focus its working capital on the growth of its licensed products and novelty item sales. No single non-licensed stuffed toy accounted for more than 10% of the Company's net sales during fiscal 1999, 1998 or 1997.

      NOVELTY ITEMS. The Company markets and distributes a broad line of novelty items to the amusement market for use as redemption prizes. The Company's novelty items include plastic toys, cosmetic jewelry, novelty school supplies, inexpensive electronic toys and radios, rubber balls and styrofoam gliders. The Company frequently changes its mix of novelty items. No single novelty item accounted for more than 10% of the Company's net sales or 10% of the Company's net sales of novelty items during fiscal 1999, 1998 and 1997.

      ELECTRONIC TOYS. During fiscal 1997, the Company entered the large doll market with the introduction of the Talkin' Tots(TM), a pair of interactive dolls available in several different languages, which talk and sing together utilizing infrared technology. A squeeze of each doll's hand initiates the pre-recorded conversations, singing of the alphabet and nursery rhymes. Since then, the Company has introduced other interactive dolls, such as Knickie & Knockie(TM), Penny & PatcHes(R) and most recently My Best Friend(TM).

LICENSE AGREEMENTS

      Approximately 70.1%, 64.3% and 59.7% of the Company's net sales in fiscal 1999, 1998 and 1997, respectively, were derived from sales of licensed products. Products based on Looney Tunes' characters accounted for 46.8% of net sales in fiscal 1999. The Company's licenses generally have terms of one to three years and limit sales to certain geographic territories and distribution channels. The Company's license agreements typically require the payment of non-refundable advances and guaranteed minimum royalties. Certain of the Company's material licenses are non-exclusive. The Company focuses on licenses for characters or trademarks with a popular identity, developed generally through exposure in television programs, movies, cartoons and comic books and, in the case of popular, classic characters, often through exposure over many years. The Company's license agreements also require the Company to obtain approval of the Company's third party manufacturers and approval of the final product prior to distribution from the licensor. The Company's license agreements may also require certain types and amounts of insurance, licensor approval prior to merger, reorganization, certain stock sales, or assignment of the license, or approval by the licensor of certain "Key" or "Executive" management changes of the licensee.

      In addition to seeking licenses for popular, classic characters and trademarks, the Company also seeks to acquire licenses for new characters developed and introduced by leading entertainment companies. The successful marketing of a product based on a character generally requires the Company to anticipate and evaluate the popularity of such characters, and to capitalize on the success of such characters in a timely manner. Such determinations must frequently be made before the commercial introduction of the property in which the new licensed character appears. Since many toy products based on licensed characters are successfully marketed for only one or two years, success is dependent upon the ability of management to acquire licenses and to develop the corresponding products in a timely manner.

SALES, MARKETING AND DISTRIBUTION

      The Company markets and distributes its products domestically and internationally to a diverse customer base within the amusement and retail toy markets. The following table sets forth information concerning the Company's domestic and international net toy sales (which do not include vending sales) by distribution channel. Sales by the domestic division, including export sales, such as those to customers in Latin America, are considered domestic sales. The export sales for fiscal 1999, 1998 and 1997 were $8.8 million, $14.4 million, and $2.6 million, respectively. Sales by the European subsidiaries are considered international sales.

                                                                                  YEAR ENDED JULY 31,
                                                                              --------------------------
                                                                               1999      1998      1997
                                                                              ------    ------    ------
                                                                                     (IN MILLIONS)
Domestic toy sales:
     Retail ...............................................................   $ 25.5    $ 41.8    $ 31.7
     Amusement ............................................................     93.4     101.6      81.4
                                                                              ------    ------    ------
                                                                               118.9     143.4     113.1
                                                                              ------    ------    ------
International toy sales:
     Retail ...............................................................     13.4      10.1       6.6
     Amusement ............................................................     21.5      21.6      14.5
                                                                              ------    ------    ------
                                                                                34.9      31.7      21.1
                                                                              ======    ======    ======
        Total .............................................................   $153.8    $175.1    $134.2
                                                                              ======    ======    ======

                                         (AS A PERCENTAGE OF NET TOY SALES)
Domestic toy sales:
     Retail ...............................................................     16.6%     23.9%     23.6%
     Amusement ............................................................     60.7      58.0      60.7
                                                                              ------    ------    ------
                                                                                77.3      81.9      84.3
                                                                              ------    ------    ------
International toy sales:
     Retail ...............................................................      8.7       5.8       4.9
     Amusement ............................................................     14.0      12.3      10.8
                                                                              ------    ------    ------
                                                                                22.7      18.1      15.7
                                                                              ------    ------    ------
                                                                              ======    ======    ======
        Total .............................................................    100.0%    100.0%    100.0%
                                                                              ======    ======    ======

      The Company markets its products to amusement and retail customers in the United States through salaried in-house salespersons and through commissioned independent sales representatives. The Company's in-house and independent sales representatives use product samples, catalogs, brochures and other promotional materials to market the Company's products at trade shows, on-site visits to customers and customer visits to the Company's showrooms. The Company maintains domestic product showrooms in San Antonio, Texas; Chicago, Illinois; Los Angeles, California; New York, New York; and Woodinville, Washington, where it displays its amusement and retail product lines. The Company designs and develops its own product catalogs and brochures. Senior management coordinates and supervises the Company's sales personnel and coordinates the Company's independent sales representatives and directly participates in marketing to its customers. No sales representative generated more than 10% of net sales to domestic customers during fiscal 1999.

      The Company distributes its products from its warehouse/distribution facilities located in San Antonio, Texas; Los Angeles, California; Chicago, Illinois; Woodinville, Washington; and Burnaby, British Columbia, and arranges direct shipments from the Far East to its larger retail and amusement customers. In fiscal 1996, the Company established an office in Hong Kong to facilitate sourcing, quality control and production scheduling. The Company's Far East presence was enhanced when, in fiscal 1998, the Company opened an office in China to assist the Hong Kong office. In fiscal 1999, the Company extended its Latin American presence with its acquisition of Caribe and its sales and warehouse/distribution facilities located in Puerto Rico.

      Retail customers which accounted for 24.8% of net domestic sales for fiscal 1999, principally consisting of the largest mass market retailers in the United States such as Wal-Mart, KMart and Target and specialty retailers such as Toys "R" Us and Kay Bee Toys. Due to their purchasing volumes and desire to minimize inventory risk, these retailers are increasingly requiring suppliers, including the Company, to maintain more of the inventory on hand domestically. Accordingly, the Company is participating in the electronic data interchange ("EDI") programs with Wal-Mart, Target, Sears, Kmart, Spencer Gifts, Mervyns and Toys "R" Us and is testing the EDI program with other customers. The Company plans to participate in the EDI programs with several of its other major retail customers. No fees or other commitments are required to participate. The Company believes that this participation will allow it to monitor store inventory levels, schedule production to meet anticipated reorders, and to maintain sufficient inventory levels to serve customers. The Company does not anticipate that it will be required to make significant additional capital expenditures or to hire additional employees in order to participate in such EDI programs. The Company has tested the advanced shipping notice ("ASN") program, which is part of the EDI program, with Mervyns, Sears and Target. The ASN program provides information to the customer prior to shipment and expedites the customer's receiving process and significantly reduces invoice quantity discrepancies.

      The Company's Fun Services(R) division sells to approximately fifty franchisees throughout the United States with Play-By-Play serving as the franchisor. The Fun Services(R) franchisees sell products at schools, churches and company fairs. The most notable sales program is the Santa's Secret Shop(R) which allows school children and their families to purchase Christmas gifts on the school premises during the holiday season. Fun Services(R) sales during fiscal 1999, 1998 and 1997 were $7.4 million, $6.5 million and $7.1 million, respectively. The Fundraising division's customers consist principally of various not-for-profit organizations or their independent event contractors. The Premiums division designs, develops and/or sources stuffed toys and novelty items specifically tailored for certain customers. These products are typically distributed by the customer to their clients or employees as promotional or incentive items. During fiscal 1999 and 1998, Premiums and Fundraising sales totaled $11.6 million and $14.7 million, respectively.

      Generally, the Company does not sell its products on a consignment basis and accepts returns only for defective merchandise. In certain instances, where retailers are unable to sell the quantity of products they have ordered, the Company may, consistent with industry practice, assist retailers in selling such excess inventory by offering discounts on subsequent purchases or other concessions. Returns, concessions and canceled orders have historically been immaterial to the Company's net sales, however, in fiscal 1999, due to the insolvency of its distributor in Mexico, the Company accepted returns of merchandise from the distributor totaling $1.8 million in partial satisfaction of amounts due to the Company.

      INTERNATIONAL SALES. The Company began its international expansion with the opening of its distribution facility in Valencia, Spain in August 1993. In November 1996, the Company acquired TLC with distribution facilities in Doncaster, England. The Company's principal international customers are located in Spain, the United Kingdom, France, the Benelux countries, Italy, Germany, Portugal, Israel, Scandinavia, Ireland, Greece, Austria and certain Eastern European countries. The Company has expanded its distribution into the Middle East and South Africa.

      The Company markets its products to international amusement and retail customers in Spain, Portugal, U.K. and Ireland through independent commissioned sales representatives and distributors. Foreign independent distributors typically retain their own sales representatives. The Company maintains product showrooms in Valencia, Spain and Doncaster, England to display its product lines, and the Company's independent distributors display the Company's products in their own product showrooms.

      The Company distributes its amusement and retail products to European customers through its Company-operated European distribution facilities. The Company's international product line generally includes its products offered in the United States. The Company also offers products based upon licenses from domestic licensors, which licenses are exclusive to the European market, and licenses from European licensors for properties such as Noddy, a classic British character.

      The Company believes that the European and domestic retail industries are equally competitive. The Company's European license agreements are generally less restrictive and permit sales to a broader base of customers than do the domestic licenses. The Company believes that, accordingly, it can expand its European presence through these channels. The Company has introduced certain new retail feature items, such as Tornado Taz(TM), Talkin' Tunes, and Singin' & Swingin' Tweety to the European market and plans to introduce Tongue Twisting Taz and Tweety Fortune Teller as well as other items in the near future.

      The Company believes that the amusement industry is generally less competitive in Europe than in the United States. Europe is fragmented and competitors are generally local. The Company believes that it was the first to develop and use a product catalog for European amusement sales. Europe has generally had limited access to licensed products but this trend is slowly changing and exclusive licenses for amusement, such as Garfield, have been secured and are being marketed successfully.

      European amusement customers include theme parks such as Port Aventura, Isla Magica and Tibidabo New Park in Spain and Alton Towers, H. B. Leisure and Chessington Park in the United Kingdom, Fort Fun Abenteurland and Warner Bros. Movie World in Germany, Parc Asterix in France, Walibi in Belgium, Efteling in Holland, and carnival, fair and arcade operators. International retail customers include mass merchandisers and specialty retailers such as J-Sainsbury, Tescos, British Homes Stores, Aucham, Pryca, Alcampo, Toys "R" Us, El Corte Ingles and Hipercor.

DESIGN AND DEVELOPMENT

      The Company relies on senior management and the marketing department to target licensing opportunities and relies on its product design and development departments to design and develop additions to its product line. The Company typically drafts initial product drawings and produces prototypes in-house and with the assistance of outside consultants. The Company maintains its sample design department in San Antonio, Texas. The design department enables the Company to expedite licensed product approval, which is a typical condition of most licenses. To date, the Company has experienced reasonable success in obtaining licensor approval of its products. The Company's marketing department also designs product packaging and promotional materials. To minimize risk, the Company normally solicits the reactions to prototypes from select customers prior to production.

MANUFACTURERS AND SUPPLIERS

      The Company contracts with third party manufacturers in the Far East, principally within The People's Republic of China ("China"), to manufacture its stuffed toy and Play-Faces(R) products. The Company's novelty items and electronic toys are manufactured by third parties located in China, Taiwan and Hong Kong. Senior management negotiates most manufacturing contracts without using agents. The Far East is the largest and most widely used manufacturing center of toys in the world. Manufacturers are selected based on price, quality, consistency, and timeliness. The Company is not a party to long-term contractual or other arrangements with any manufacturer and often uses more than one manufacturer to produce the same item. One manufacturer in China accounted for 12.4% of the Company's purchases during fiscal 1999. No other manufacturer accounted for more than 10% of the Company's purchases of toy products during fiscal 1999. While the Company is not dependent on any single manufacturer, political or economic disruptions affecting the business or operations of manufacturers in the Far East could adversely impact ongoing operations.

      The principal materials used in the production of the Company's products are fabrics and plastic parts made from petrochemical derivatives. The manufacturers who deliver completed or partially completed products to the Company generally purchase these materials. In order to reduce transportation costs, the Company typically will import certain large toys as skins and stuffs them with either polystyrene or polyester at its warehouse facilities in the United States or Europe. The Company believes that an adequate supply of raw materials used in the manufacture of its products is readily available from existing and alternative sources at reasonable prices.

ADVERTISING

      The Company will continue to advertise certain products and believes that television advertising in particular, is effective for certain retail products. Although most of the retail advertising budget has historically been allocated to television, the Company also uses retail catalogs, advertisements in trade magazines, such as THE TOY BOOK(TM), and retailers' cooperative promotional programs. In addition, the Company benefits from media exposure such as television, movies, commercials, cartoons and comic books, and by advertising, promotional and other media events produced by licensors. The Company's amusement merchandise is typically promoted to the industry via a limited number of advertisements in trade publications such as AMUSEMENT BUSINESS(TM) anD REPLAY MAGAZINE(TM) and catalogs. Advertising expenses are incurred in the design, development, printing and shipping of Company catalogs and advertisements in trade publications. The Company's advertising expenses were approximately $5.8 million, $7.6 million and $2.7 million during fiscal years 1999, 1998 and 1997, respectively.

VENDING OPERATIONS

      The Company owns and operates approximately 1,800 coin-operated amusement game machines (crane machines, compact disc jukeboxes and video game machines) located primarily in Texas and New Mexico. Approximately 900 of these are in Pizza Hut(R) restaurants and Furr's Supermarkets. The remainder are generally operated under month-to-month arrangements with numerous other small businesses. The Company shares machine revenues with the owners of locations where the machines are placed. Approximately 1.7%, 1.6% and 2.3% of the Company's net sales in fiscal 1999, 1998 and 1997, respectively, were derived from the Company's vending operations. The Company currently intends to maintain its present level of vending operations.

COMPETITION

      The Company faces vigorous competition in the sale of its products. Competitive factors include new product development, the procurement of licenses, timely shipment of products, price, product appeal and the availability of retail shelf space. The toy industry is highly fragmented with several hundred domestic and international toy companies, importers and distributors. The Company competes with many larger, better-capitalized companies, including the Company's licensors, in the design, development, marketing, and distribution of toys, and the procurement of licenses. The Company's principal competitors in the retail industry include all major toy companies. Certain of the Company's licensors, including The Walt Disney Company, Time Warner Entertainment Company, L.P., Harley-Davidson Motor Company and The Coca-Cola Company, distribute competing products through proprietary retail outlets and amusement parks. The Company also faces competition from a number of smaller toy companies, some of which market single products.

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

      The sale of franchises is regulated by the Federal Trade Commission and by certain state agencies located in jurisdictions where the Company has franchisees. These regulations generally require certain written disclosures prior to the offer for sale of a franchise. The disclosure documents are subject to state review and registration requirements and must be updated at least annually. Some states also have relationship laws, which prescribe the basis for terminating franchisees' rights, and regulate both the Company's, and its franchisee's post-termination rights and obligations. The Company believes it is in material compliance with all applicable franchise laws.

TARIFFS AND DUTIES

      In December 1994, the United States approved a trade agreement eliminating import duties on toys, games, dolls and other specified items manufactured in countries with Most Favored Nation status ("MFN"), including China. The imposition or increase in quotas, duties, tariffs, the loss of China's MFN status or other changes or trade restrictions could have a materially adverse effect on the Company's financial condition, operating results or ability to import products.

      The Company could attempt to mitigate the effects of an increase in duties by purchasing from manufacturers in other countries, but there can be no assurance that the Company would be successful in this regard. The Company cannot predict what regulatory changes may occur or the type or amount of any financial impact on the Company that these changes could have in the future.

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

TRADEMARKS

      The Company has registered trademarks for Play-By-Play(R) and Play-Faces(R) in the United States and in Spain. The Company has registered trademarks for Talkin' Tots(R), Talkin' Tunes(R), Penny and Patches(R), and Fanimals(R) in the United States.

EMPLOYEES

      As of July 31, 1999, the Company employed approximately 652 people in its toy operations and 15 people in its vending operation. Of the 652 employees in the toy operations, approximately 355 are engaged in warehousing and distribution, 98 are engaged in finance and administration, 137 are engaged in sales and marketing, and 62 are engaged in product development. A union represents some of the Company's employees in Chicago, Illinois. In Spain, the Company has standard national employment contracts with all of its Spanish employees. The Company believes its relationship with its employees is satisfactory.

RISK FACTORS

      THIS REPORT CONTAINS, IN ADDITION TO HISTORICAL INFORMATION, FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, WITHOUT LIMITATIONS, COMPETITIVE AND ECONOMIC FACTORS, CHANGES IN CONSUMER PREFERENCES, PRICE CHANGES BY COMPETITORS, RELATIONSHIPS WITH LICENSORS AND CUSTOMERS, ABILITY TO MANAGE GROWTH, ABILITY TO SOURCE PRODUCTS, INTERNATIONAL TRADE RELATIONS, MANAGEMENT OF QUARTER TO QUARTER RESULTS, INCREASES IN COSTS OF RAW MATERIALS, TIMING OF TECHNOLOGICAL ADVANCES BY THE COMPANY AND ITS COMPETITORS, LACK OF ACCEPTANCE BY CONSUMERS OF NEW PRODUCTS, AND THE OTHER FACTORS DISCUSSED IN THIS SECTION AND ELSEWHERE HEREIN. UPDATED INFORMATION WILL BE PERIODICALLY PROVIDED BY THE COMPANY AS REQUIRED BY THE SECURITIES EXCHANGE ACT OF 1934.

      LEVERAGE AND FUTURE DEBT SERVICE AND CAPITAL NEEDS. Monthly principal payments on the Company's outstanding Convertible Debentures commence in June 2000, and the Convertible Debentures mature on December 31, 2000. The Company currently expects that, by itself, cash flow from operations will be insufficient to meet these debt service obligations under the Convertible Debentures. Accordingly, unless earlier converted to the Company's common stock, the Company will need to refinance the Convertible Debentures in order to satisfy its repayment obligations thereunder. There can be no assurance that the Company will be able to refinance the Convertible Debentures or, if such a refinancing is obtained, that the terms will be as favorable to the Company as those contained in the Convertible Debentures. In connection with a refinancing, the Company may be required to issue equity to the new lenders which would result in dilution to existing shareholders. In the event a refinancing cannot be accomplished, the Company may be required to sell assets or one or more business lines to generate the funds necessary to repay the Convertible Debentures.

      The Company has borrowed substantially all of its available capacity under its new credit facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources. " Thus, any future losses or other capital needs could require the Company to seek additional financing from public or private issuances of debt and/or equity or from asset sales. The Company may not be able to complete any such financing or asset sale or, if so, on terms favorable to the Company. Any equity financing could result in dilution to existing shareholders.

      RISKS ASSOCIATED WITH LICENSE AGREEMENTS. The Company's license agreements generally require minimum guarantees, obligating the Company to make specified royalty payments regardless of sales. The Company's existing license agreements generally have terms ranging from one to three years. The Company expects greater pressure to be placed on liquidity to fund significant additional royalty advances and guarantees of minimum royalty payments. In the past, the Company has been successful in renewing its significant licenses and none of its significant licenses has been terminated; however, there can be no assurance that the Company will be able to procure new license agreements or renew existing license agreements, or that existing licenses will not be terminated. There also can be no assurance that the renewal of existing licenses or obtaining of additional licenses for characters or trademarks can be effected on commercially reasonable terms. Certain of the Company's license agreements require insurance bonds to secure payment of the guarantees of minimum royalties. The Company's license agreements limit both the products that can be manufactured thereunder and the territories and markets in which such products may be marketed. Generally, the Company's license agreements require certain types and amounts of insurance, licensor approval before any merger or reorganization involving the licensee, certain stock sales, or assignment of the license. In addition, the Company's licensors typically have the right to approve, at their sole discretion, the products developed by the Company and the third party manufacturer of such products. Obtaining such approvals may be time consuming and could adversely affect the timing of the introduction of new products. Some of the Company's significant licenses are non-exclusive. Licenses that overlap the Company's licenses with respect to products, geographic areas and markets have been and may continue to be granted to competitors of the Company which may adversely affect the Company's product sales.

      Approximately 46.8% of the Company's net sales in fiscal 1999 were derived from the sale of products based on Warner Brothers' Looney Tunes characters. The loss of the Warner Bros. license rights would have a materially adverse effect on the Company. The Company expects that Warner Bros. may from time to time consider various opportunities, whether developed internally or proposed by third parties, involving the commercial exploitation of the Looney Tunes characters. Warner Bros. would be free to pursue such opportunities directly or with others, including products and markets licensed to the Company. There can be no assurance that Warner Bros. will offer any such business opportunities to the Company or that such opportunities will be offered on terms acceptable to the Company.

      As a result of weakness in the Company's domestic and international retail business experienced during fiscal 1999, the Company has reevaluated commitments for guaranteed minimum royalties on certain license agreements. The Company estimates that projected future revenues over the remaining terms of three particular license agreements with a particular licensor, will be insufficient to allow the Company to earn-out the guaranteed minimum royalties advanced or required to be paid to the licensor over the remaining terms of the agreements that commenced in 1998 and expire during fiscal year 2001 and has accrued amounts for the estimated guaranteed minimum royalty shortfall as of July 31, 1999. The Company recorded a charge of $14.9 million for the write-downs of the guaranteed minimum royalties. The Company is in the process of negotiating extensions of the license terms and/or concessions relative to the remaining guaranteed minimum royalties. These negotiations are expected to be completed by the end of the first quarter of calendar year 2000. There can be no assurance that the Company will be able to secure extensions or concessions from the licensor or that if secured, will be sufficient in scope to mitigate the impact of the revenue shortfalls as it relates to the guaranteed minimum royalties.

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

      DEPENDENCE ON KEY PERSONNEL. The Company's future success will be highly dependent on the continued efforts of Arturo G. Torres, Chairman of the Board and Chief Executive Officer, Raymond G. Braun, President and Chief Operating Officer and Richard Neitz, President-Retail Operations. Other than employment agreements with Mr. Braun, Mr. Neitz, two other employees, and the statutory employment contracts required in Spain, the Company has no employment agreements or noncompete agreements with, or key-man life insurance on the lives of any of its senior management or employees. The loss of the services of one or more of such key personnel could have a materially adverse effect on the Company. The Company's success also depends on its ability to retain its key management, sales, marketing, financial and product development personnel and to attract other personnel to satisfy the Company's needs. There can be no assurance that the Company will be successful in retaining and attracting such personnel.

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

      RISK OF FOREIGN OPERATIONS. Foreign operations are generally subject to risks such as transportation delays and interruptions, political and economic disruptions, the imposition of tariffs and import and export controls, changes in government policies, delays in and restrictions on the transfer of funds and currency fluctuations. In particular, purchases of inventory by the Company's European subsidiary from its suppliers in the Far East are subject to currency risk to the extent that there are fluctuations in the exchange rate between the United States dollar, the Spanish peseta and the British pound. Certain of the European subsidiaries' license agreements call for payment of royalties in a currency different from the functional currency. These arrangements subject the Company to currency risk to the extent that exchange rates fluctuate from the date that royalty liabilities are incurred until the date royalties are actually paid to the licensor. During fiscal 1999, due to significant negative market conditions in Latin America including material currency devaluation in Brazil and Mexico, the Company incurred bad debt losses of approximately $3.4 million, as well as a significant decline in sales. While the Company has instituted much more conservative terms of sales such as requiring letters of credit or reducing credit limits, there can be no assurance that growth of the Company's international operations will not subject it to greater exposure to risks of foreign operations. The Company will from time to time examine the need, if any, to engage in hedging transactions to reduce the risk of currency fluctuations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

      COMPETITION. The toy industry is highly competitive. Many of the Company's competitors have longer operating histories, broader product lines and greater financial resources and advertising budgets than the Company. In addition, the toy industry has nominal barriers to entry. Competition is based primarily on the ability to design and develop new toys, procure licenses for popular characters and trademarks, and successfully market products. Many of the Company's competitors, including the Company's licensors, offer similar products or alternatives to the Company's products. Certain of the Company's licensors distribute competing products through proprietary retail outlets and amusement parks. The Company's retail toy products compete with other toy products for retail shelf space. While there are no guarantees that retail shelf space and other particular avenues of distribution will always be available to the company, management is confident that it will be able to continue to reach end-consumers with its products in the foreseeable future.

      RAW MATERIALS PRICES. The principal raw materials in most of the Company's products are fabrics and plastic parts made from petrochemical derivatives. The prices for the Company's raw materials are influenced by numerous factors beyond the control of the Company, including general economic conditions, competition, labor costs, import duties, other trade restrictions and currency exchange rates. Changing prices for such raw materials may cause the Company's results of operations to fluctuate significantly. A large, rapid increase in the price of raw materials could have a materially adverse effect on the Company's operating margins unless and until the increased cost could be passed along to consumers.

      YEAR 2000. Similar to many business entities, the Company may be impacted by the inability of computer application software programs to distinguish between the year 1900 and 2000 due to a commonly used programming convention. Until such programs are modified or replaced prior to 2000, calculations and interpretations based on date-based arithmetic or logical operations performed by such programs may be incorrect.

      Management's plan addressing the impact on the Company of the Year 2000 issue focuses on application systems, process control systems (embedded chips), technology infrastructure, and third party business partners and suppliers with which the Company has significant relationships. The plan is comprised of five phases: (1) developing an inventory of hardware, software and embedded chips,
(2) assessing the degree to which each area is currently in compliance with Year 2000 requirements, (3) performing renovations and repairs as needed to attain compliance, (4) testing to ensure compliance, and (5) developing a contingency plan if repair and renovation efforts are either unsuccessful or untimely.

      Management has completed steps (1), (2), and (5) of this plan. Steps (3) and (4) were in process at the Balance Sheet date, and subsequent to that date, have been substantially completed. The Company feels that all phases will be completed by the end of calendar 1999. Costs incurred to date have primarily consisted of labor from the redeployment of existing information technology, legal and operational resources as well as computer hardware and software costs. The Company has budgeted approximately $5.2 million for these Year 2000 compliance efforts, and management feels that actual final costs will not materially deviate from this. However, the Company's Year 2000 program is an ongoing process and the estimates of costs and completion dates for various aspects of the program are subject to change.

      The Company is currently replacing its financial and core business system software with a new Oracle Enterprise Resource Planning System designed to enhance management information, financial reporting, inventory management, order entry, purchasing and has the added benefit of addressing the Year 2000 issues. The new enterprise system has necessitated enhancement of the Company's existing computer networks and desktop applications. The Company does not presently anticipate a material business interruption as a result of the Year 2000.

      Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Company's current and planned activities with respect to the Year 2000 problem are expected to significantly reduce the Company's level of uncertainty about the problem and, in particular, about the Year 2000 compliance and readiness of its material customers and suppliers. The Company believes that, with the implementation of the new enterprise systems and completion of the planned activities as scheduled, the possibility of significant interruptions of normal operations should be minimal.

      Management believes that its customers and suppliers would also receive advance notice of any material year 2000 compliance problems, allowing them to implement alternate plans, if necessary.

      SEASONALITY. Both the retail and amusement toy industries are inherently seasonal. Generally, in the past, the Company's sales to the amusement industry have been highest during the third and fourth fiscal quarters, and collections for those sales have been highest during the succeeding two fiscal quarters. The Company's sales to the retail toy industry have been highest during its first and fourth fiscal quarters, and collections from those sales have been highest during the succeeding two fiscal quarters. The Company's working capital needs and borrowings to fund those needs have been highest during the third and fourth fiscal quarters. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

      GROWTH STRATEGY. The Company's growth strategy provides for (1) further development and diversification of the Company's retail and amusement toy business, (2) expanding new distribution channels, such as mail order catalogs and on-line internet retailing, (3) acquiring additional license agreements and
(4) further developing international markets. Implementing this strategy involves risks including competition, lack of acceptance of new products, economic downturns, the inability to affordably obtain or renew licenses, and the inability to finance increased working capital requirements, if any. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

      ACQUISITION RISKS. The Company expects to continue to evaluate and pursue attractive acquisition candidates, although the Company is not actively pursuing any acquisition targets currently. Assessing the characteristics of potential target companies is necessarily inexact and its accuracy is inherently uncertain. This review will not reveal all existing or potential problems, nor will it permit a buyer to become sufficiently familiar with the target companies to assess fully their deficiencies and capabilities. There can be no assurance that the Company's future acquisitions, if any, will be successful. Any unsuccessful acquisition could have a materially adverse effect on the Company.

      SHARES ELIGIBLE FOR FUTURE SALE. The Company has 7,395,000 shares of Common Stock outstanding as of October 29, 1999. Certain shares of Common Stock are "restricted securities" under the Securities Act of 1933, as amended (the "Securities Act"). These "restricted securities," and any shares purchased by affiliates of the Company, may be sold only if they are registered under the Securities Act or pursuant to an applicable exemption from the registration requirements of the Securities Act, including Rule 144 thereunder. There are 1,639,500 shares of common stock owned by existing shareholders and registered pursuant to a registration statement on Form S-3 as filed by the Company on June 2, 1998 allowing for the resale of such shares free of restriction by applicable securities laws. There are also (i) 1,515,300 shares of Common Stock reserved for issuance under outstanding options to purchase shares of Common Stock, (ii) 217,000 shares of Common Stock subject to outstanding warrants and (iii) a maximum of 2,500,000 shares of Common Stock issuable upon partial or total conversion, if any, of the Company's outstanding convertible debentures (which amount could increase if the Company fails to repay in full the Convertible Debentures by December 31, 2000). In addition, various persons have "piggy-back" and demand registration rights to register shares of Common Stock issuable upon the exercise of certain warrants for public sale under the Securities Act. No prediction can be made as to the effect, if any, that future sales of shares, or the availability of shares for future sales, will have on the market price of the Common Stock.

      DIVIDEND POLICY. The Company has never paid any cash dividends. For the foreseeable future, the Company expects to retain earnings to finance the expansion and development of its business. Any future payment of cash dividends will be within the discretion of the Company's Board of Directors, and will depend on, the earnings, capital requirements, operating and financial condition of the Company, compliance with various financing covenants and other relevant factors. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

      ANTI-TAKEOVER PROVISIONS. The Company's Articles of Incorporation and Bylaws contain provisions establishing a classified Board of Directors. The Board of Directors may issue preferred stock and has the power to determine the rights, preferences, privileges and restrictions without any further vote or action by the shareholders. A two-thirds vote of shareholders is required to remove directors, amend the Bylaws or approve certain business combinations with respect to a "related person." Such provisions could delay, deter or prevent a merger, consolidation, tender offer, or other business combination or change of control involving the Company, including offers or attempted takeovers that might otherwise result in current shareholders receiving a premium over the market price for the Common Stock. The potential issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control of the Company, may discourage bids for the Common Stock at a premium over the market price of the Common Stock and may adversely affect the market price of, and the voting and other rights of the holders of, Common Stock. The Company has not issued, and currently has no plans to issue, shares of preferred stock.

      POSSIBLE VOLATILITY OF STOCK PRICE. Market prices for the Company's Common Stock may be influenced by a number of factors, including the Company's operating results, liquidity and capital resources and other factors affecting the Company specifically. The price might also be influenced by factors in the toy industry as a whole and the financial markets generally, as well as the depth and liquidity of the market for the Common Stock. In the past, the Company's Common Stock price has been extremely volatile and has experienced substantial and sudden fluctuations; accordingly, such volatility may continue in the future.

ITEM 2.  PROPERTIES

      The Company's principal executive offices, warehouse and showroom in San Antonio, Texas, include 39,450 square feet of office space, 8,600 square feet of showroom space and 192,014 square feet of distribution warehouse space, pursuant to lease agreements that expire at various times during January 2000 and December 2003.

      The Company owns the Chicago, Illinois property and building comprising 9,920 square feet of office space, 6,480 square feet of showroom space, and 363,100 square feet of distribution and warehouse space. The Company has a 51% ownership interest in the Los Angeles, California property and building comprised of 6,400 square feet of office space, 6,220 square feet of showroom space, and 234,740 square feet of distribution and warehouse space. The remaining 49% interest in the Los Angeles, California facility was owned by and leased from certain of the Ace Sellers. On October 25, 1999, in connection with the Company's debt refinancing and restructuring transactions, Arturo G. Torres, Chairman and Chief Executive Officer, agreed to personally assume the Company's $1.7 million current obligation to purchase the remaining 49% interest in the Company's Los Angeles distribution facility.

      The Company also leases the following offices, warehouses, distribution centers and showrooms:

                                                          APPROXIMATE
      LOCATION                TYPE OF FACILITY           SQUARE FOOTAGE
      --------                ----------------           --------------
New York, New York            Showroom                            4,600

Los Angeles, California       Warehouse                         119,000

Woodinville, Washington       Office/Warehouse                   34,100

Kowloon, Hong Kong,
China                         Office/Showroom/Warehouse           4,299

Panyu, China                  Showroom/Office                    12,000

Burnaby, British Columbia,    Office/Showroom/Warehouse          23,500
and Mississauga, Ontario
Canada

San Juan, Puerto Rico         Office/Showroom/Warehouse          35,000

Doncaster, England            Office/Showroom/Warehouse          36,000

Valencia, Spain               Office/Showroom/Warehouse         108,130

      The Company believes that additional office, showroom and warehouse space is readily available and that such new space, together with the Company's existing facilities, will be adequate and suitable for the operation of its business for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

      The Company is involved in various legal proceedings and claims incident to the normal conduct of its business. The Company believes that such legal proceedings and claims, individually and in the aggregate, are not likely to have a materially adverse effect on its financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

PART II

ITEM  5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

MARKET INFORMATION

      The Company's Common Stock is traded on the Nasdaq National Market System under the symbol "PBYP." The table sets forth, for the fiscal periods indicated, the reported high and low close sale prices of the Company's Common Stock, as reported on the Nasdaq National Market System:

                                 1999                    1998
                            ---------------         ---------------
                            HIGH        LOW         HIGH        LOW
                            ----        ---         ----        ---
      First Quarter       $  10.88   $    7.13   $  23.63    $  16.25
      Second Quarter          8.88        7.00      21.38       16.25
      Third Quarter           7.25        4.75      21.38       16.19
      Fourth Quarter          5.56        2.38      17.75        9.06

SHAREHOLDERS

      According to the records of the Company's transfer agent, the Company had 202 holders of record of Common Stock as of October 29, 1999. The Company believes that a substantially larger number of beneficial owners hold such shares in depository or nominee form.

DIVIDENDS AND DISTRIBUTIONS

      It is the current policy of the Board of Directors (the "Board") to retain earnings to finance the operations and development of the Company's business. The Company's ability to pay dividends is limited by certain provisions of the Company's Credit Facility. Any future determination as to the payment of cash dividends will depend on a number of factors, including but not limited to future earnings, capital requirements, the financial condition and prospects of the Company and any credit agreement restrictions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity & Capital Resources Dividend Policy."

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

      The following table sets forth selected consolidated financial data for the Company for the periods and at the dates indicated. The selected consolidated financial data for the fiscal years ended July 31, 1999, 1998, and 1997 have been derived from the audited Consolidated Financial Statements of the Company which are included elsewhere in this Form 10-K. The information set forth below is not necessarily indicative of results of future operations. On March 31, 1996, the Company sold Restaurants Universal Espana, S.A. ("Restaurants Universal"), its European subsidiary that operated two restaurants in Spain. The historical financial data for Restaurants Universal has been reported as discontinued operations and accordingly the historical financial data for all prior years presented has been restated. This data should be read in conjunction with, and is qualified in its entirety by, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Consolidated Financial Statements and the Notes thereto, which appear elsewhere in this Form 10-K.

                                                                            YEAR ENDED JULY 31,
                                                     -----------------------------------------------------------
                                                       1999         1998       1997 (3)     1996          1995
                                                     ---------    ---------   ---------   ---------    ---------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
Consolidated Statement of Operations Data (1):
Net sales (2) ....................................   $ 156,515    $ 178,103   $ 137,386   $  74,197    $  47,730
Income (loss) from continuing operations .........     (30,230)       8,445       6,216       4,052        1,898
(Loss) from discontinued operations (2) ..........        --           --          --          (384)        (259)
Net income (loss) ................................   $ (30,230)   $   8,445   $   6,216   $   3,668    $   1,639

Basic earnings (loss) per common share ...........   $   (4.12)   $    1.30   $    1.28   $    0.84    $    0.74
Diluted earnings (loss) per common share .........   $   (4.12)   $    1.19   $    1.25   $    0.84    $    0.73

Average number of shares outstanding - basic .....       7,338        6,474       4,872       4,841        2,580
Average number of shares outstanding - diluted ...       7,338        7,760       5,036       4,856        2,582

                                                                                 JULY 31,
                                                     -----------------------------------------------------------
                                                       1999         1998         1997       1996         1995
                                                     ---------    ---------   ---------   ---------    ---------
BALANCE SHEET DATA (1):
Working capital ..................................   $  32,106    $  76,454   $  35,372   $  19,910    $  26,159
Total assets .....................................     155,318      167,884     125,906     104,922       47,300
Long-term debt, including capital leases .........      22,153       20,962      23,238      11,096          148
Total liabilities ................................      97,378       78,895      82,237      62,222       15,273
Shareholders' equity .............................      57,940       88,989      43,669      38,700       32,027
                                                     ---------    ---------   ---------   ---------    ---------

(1) In June 1996, the Company acquired Ace, which was accounted for as a purchase. Ace's assets and certain liabilities are included in the Company's Consolidated Balance Sheet at July 31, 1996 and its results of operations were included in the Consolidated Statement of Operations beginning June 21, 1996. For these reasons, the Consolidated Statement of Operations of the Company for fiscal years 1996 and 1995 is not comparable to subsequent periods.
(2) Fiscal year 1995 has been restated to reflect the disposition of 100% of the stock of Restaurants Universal Espana, which was sold during the third quarter of fiscal 1996.
(3) In November 1996, Play By Play Europe acquired TLC, which was accounted for as a purchase. TLC's assets and liabilities are included in the Company's Consolidated Balance Sheet at January 31, 1997 and its results of operations were included in the Consolidated Statement of Operations beginning November 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      THIS REPORT CONTAINS, IN ADDITION TO HISTORICAL INFORMATION, FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, THE COMPANY'S LIQUIDITY AND CAPITAL RESOURCES, COMPETITIVE AND ECONOMIC FACTORS, CHANGES IN CONSUMER PREFERENCES, PRICE CHANGES BY COMPETITORS, RELATIONSHIPS WITH LICENSORS AND CUSTOMERS, ABILITY TO MANAGE GROWTH, ABILITY TO SOURCE PRODUCTS, INTERNATIONAL TRADE RELATIONS, MANAGEMENT OF QUARTER TO QUARTER RESULTS, INCREASES IN COSTS OF RAW MATERIALS, TIMING OF TECHNOLOGICAL ADVANCES BY THE COMPANY AND ITS COMPETITORS, LACK OF ACCEPTANCE BY CONSUMERS OF NEW PRODUCTS, AND THE OTHER FACTORS DISCUSSED IN "RISK FACTORS", AND ELSEWHERE HEREIN. THE COMPANY AS REQUIRED BY THE SECURITIES EXCHANGE ACT OF 1934 WILL PERIODICALLY PROVIDE UPDATED INFORMATION.

      The following discussion and analysis, together with the accompanying consolidated financial statements and related notes, will aid in understanding the Company's results of operations as well as its financial position, cash flows, indebtedness and other key financial information.

      The Company's principal business is to design, develop, market and distribute stuffed toys, novelty items, and sculpted toy pillows based on licensed characters and trademarks. The Company also designs, develops, markets and distributes electronic toys and non-licensed stuffed toys. The Company sells these products to customers in the amusement and retail markets. The Company's toy operations accounted for 98.3% of net sales for fiscal 1999. Approximately 1,800 coin-operated amusement game machines operated by the Company's vending division provide the remaining 1.7% of net sales. Net sales derived from vending operations as a percentage of net sales have declined in recent periods as the Company has emphasized its toy operations, and the Company anticipates that such trend will continue. Based on the current weakness in the domestic traditional retail toy market, the Company does not expect the growth in the retail division's sales to continue at rates as rapid as it has experienced in the past years.

      The Company has divested and acquired several entities in its history. In each case, management evaluates the strategic role of each entity relative to its overall long-term business plan. Management also estimates future return versus the current market value of such entities to determine if divesting or acquiring a business makes economic sense at any given time. In March 1996, the Company sold Restaurants Universal, its European subsidiary to an unrelated third party, for approximately $1.6 million. The outstanding balance of the non-performing note receivable in the amount of $742,000 due from the purchaser of the restaurants was fully reserved for in the fourth quarter of fiscal 1999 by the Company due to the purchaser's failure to remit the required payments on the note and the filing by the Company of a lawsuit against the purchaser to enforce collection. In June 1996, the Company acquired substantially all of the operating assets, business operations and facilities of Ace. The purchase price, paid principally with cash and debt, was approximately $44.7 million and was accounted for using the purchase method. In November 1996, the Company, through Play-By-Play Europe, acquired all of the outstanding capital stock of TLC based in Doncaster, England for 40,000 shares of the Company's common stock. The acquisition was accounted for using the purchase method. In March 1999, the Company through a wholly-owned subsidiary, acquired certain assets and liabilities of Caribe Marketing and Sales Co., Inc. ("Caribe") for the purchase price of $2.5 million consisting of cash, 80,000 shares of the Company's common stock, and the assumption of a Sellers' note. The Company believes that Caribe provides the Company with a new base for its Latin American operations and enhances the Company's marketing and distribution capabilities within the market.

      Net toy sales to amusement customers accounted for 73.4% of the Company's net sales for fiscal 1999. The Company sells both licensed and non-licensed products to its amusement customers for use principally as redemption prizes. Net toy sales to retail customers accounted for 24.8% of the Company's net sales for fiscal 1999. Since the beginning of fiscal 1994, the Company has expanded its product offering of licensed stuffed toys through the addition of several licensed characters and trademarks. Prior to fiscal 1997, substantially all of the Company's sales to retail customers involved licensed products.

      Sales to amusement customers generally provide a higher gross margin than do sales to retail customers. Among the amusement sales, licensed products typically provide a higher gross margin than do non-licensed products. Retailers typically buy in higher volumes, therefore they demand lower margins. However, retail sales of television promoted products generally result in higher gross margins than non-promoted items, but also require higher associated advertising costs, which are reported as a component of selling, general and administrative costs. The Company spent approximately $1.9 million on media advertising for certain retail products during fiscal 1999.

      The Company began its international toy operations with the opening of its distribution facility in Spain in August 1993. Since that time and with the acquisition of TLC in the U.K., the Company has experienced significant sales growth in its international operations, particularly in Western Europe. The Company anticipates continued international sales growth in both the amusement and retail markets, particularly with respect to licensed products. Non-licensed products are comparable in both the United States and Europe; licensed products might be sold worldwide or only in some markets, depending on local tastes and licensing restrictions. The Company's European toy sales have historically resulted in higher gross margins than domestic toy sales; however, the Company believes this trend will change as the large retailers continue to quickly gain market share.

      Most of the Company's international toy sales are made in European countries by Play-By-Play Europe, S.A. located in Valencia, Spain and by Play-By-Play U.K. Ltd. located in Doncaster, England. To date, the cost of most direct shipment sales from third-party manufacturers to international customers has been borne by Play-By-Play Europe and have been denominated in United States dollars. Accordingly, the Company is exposed to foreign currency risk from the shipment date until receipt of payment. Substantially all other sales by such subsidiaries are transacted in Spanish pesetas or British pounds, their functional currencies, and therefore any gain or loss on currency translation is reported as a component of Shareholders' Equity on the Company's consolidated financial statements. In addition, the Company faces similar risk on inventory purchases from third-party manufacturers by the Company's European subsidiaries. These transactions are also denominated in United States dollars so foreign currency risk exists from the time that the subsidiaries are notified of the shipment until payment is made.

      Some of the Company's license agreements require royalty payments in Canadian dollars. Likewise, some of Play-By-Play Europe's license agreements require payments in United States dollars. As a result, the Company experiences currency risk to the extent that exchange rates fluctuate from the date the royalty liability or minimum guarantee is incurred until the date the royalty is actually paid to the licensor. Additionally, the Company is exposed to foreign currency risk for intercompany receivable and payable transactions through the settlement date.

      Historically, no attempt has been made to minimize, by means of hedging or derivatives, the risk of potential currency fluctuations, since the currency risk has not been significant to the Company on a consolidated basis.

      The Company experienced significant growth in net sales and net income during 1997 and 1996 due in part to the Ace and TLC acquisitions, which occurred in June and November, respectively, of

1996. Accordingly, period-to-period comparisons of operating results may not be meaningful and results of operations from prior periods may not be indicative of future results.

RESULTS OF OPERATIONS

      The following table sets forth the Company's results of operations as a percentage of net sales for the periods indicated below:

                                                     YEAR ENDED JULY 31,
                                               --------------------------------
                                                 1999        1998        1997
                                               --------    --------    --------
Net sales ..................................    100.0 %     100.0 %     100.0 %
Cost of sales ..............................       82.8        65.6        66.3
Gross profit ...............................       17.2        34.4        33.7
Selling, general and administrative expenses       35.7        24.8        24.2
Operating income (loss) ....................      (18.4)        9.6         9.5
Interest expense ...........................       (3.1)       (2.6)       (3.1)
Interest income ............................        0.2         0.2        --
Other income ...............................        0.1        --          --
Income tax benefit (provision) .............        1.9        (2.6)       (2.0)
Net income (loss) ..........................      (19.3)        4.6         4.4
                                               --------    --------    --------

YEARS ENDED JULY 31, 1999 AND 1998

      NET SALES. Net sales for fiscal 1999 decreased 12.1%, or $21.6 million, to $156.5 million from $178.1 million in fiscal 1998. The decrease in net sales was primarily attributable to a decrease in domestic retail sales of 39.1%, or $16.3 million, to $25.5 million from $41.8 million as a result of a weak retail environment for traditional toys in the U.S. and Latin America, caused by several factors, including the closing of several Toys `R' Us locations in the U.S., shrinking of toy inventories by retailers, and the economic weakness in Latin America during fiscal 1999. Domestic amusement net sales for fiscal 1999 decreased 8.1%, or $8.2 million, to $93.4 million from $101.6 million in fiscal 1998. Domestic net toy sales for fiscal 1999 compared to fiscal 1998 decreased 17.2%, or $24.6 million, to $118.8 million, and international net toy sales increased 10.3%, or $3.3 million, to $34.9 million.

      Net sales of licensed products for fiscal 1999 decreased by 4.1%, or $4.7 million, to $109.7 million from $114.4 million in fiscal 1998. The decrease in licensed product sales was primarily attributable to decreased net sales of the Company's licensed electronic products of 32.2%, or $4.6 million, to $9.9 million from $14.5 million in fiscal 1998. Within licensed products, net sales of Looney Tunes' characters, decreased 18.7%, or $16.9 million, to $73.3 million for fiscal 1999 from $90.2 million in fiscal 1998. Net sales of Play-Faces(R) decreased 45.1%, or $4.3 million, to $5.2 million, from $9.5 million in fiscal 1998. Net sales of non-licensed products for fiscal 1999 and 1998 accounted for 28.2%, or $44.1 million, and 34.1%, or $60.7 million, respectively, of the Company's net sales.

      Net toy sales to retail customers for fiscal 1999 and fiscal 1998 accounted for 24.8%, or $38.9 million, and 29.1%, or $51.9 million, respectively, of the Company's net sales. The 25.1% decrease in net sales to retail customers from fiscal 1998 to fiscal 1999 is primarily attributable to the decreased net sales of licensed and non-licensed electronic products and a decrease in sales of Play-Faces(R) sales during fiscal 1999.

      Net toy sales to amusement customers for fiscal 1999 and fiscal 1998 accounted for 73.4%, or $114.9 million, and 69.2%, or $123.2 million, respectively, of the Company's net sales. The 6.8%, or $8.3 million, decrease to $114.9 million is primarily attributable to the decrease in sales of non-licensed plush toys of $3.4 million, a 10.6% decrease from fiscal 1998, a decrease in sales of novelty items of $2.4 million, an 18.3% decrease from fiscal 1998, and a decrease in sales of licensed plush toys of $2.5 million, a 3.2% decrease from fiscal 1998.

      GROSS PROFIT. Gross profit decreased 56.1% to $26.9 million in fiscal 1999 from $61.3 million in fiscal 1998, due principally to charges recorded in the fourth quarter of fiscal 1999 related to royalty and inventory write-down reserves and the overall decrease in the Company's net sales. The Company recorded a charge of $14.9 million for write-downs of guaranteed minimum royalty advances paid or required to be paid on certain long-term licenses that the Company anticipates it will be unable to earn out over the remaining term of the license agreements. In addition, in the fourth quarter of fiscal 1999, the Company recorded a provision of $4.5 million to write-down the carrying value of certain slow or non-moving inventory items to their estimated net realizable values. Accordingly, gross profit as a percentage of net sales decreased from 34.4% for fiscal 1998 to 17.2% for fiscal 1999. Exclusive of these charges, gross profit would have decreased 25.1%, or $15.4 million to $45.9 million over the comparable period in fiscal 1998.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. As a percentage of net sales, selling, general and administrative expenses increased to 35.7% in fiscal 1999 from 24.8% in fiscal 1998. Such expenses increased 26.6% to $55.8 million for fiscal 1999 from $44.1 million in fiscal 1998. The increase in selling, general and administrative expenses is principally attributable to bad debt expense of $2.2 million recorded in the third quarter of fiscal 1999 related to the write-off of amounts due from its insolvent distributor in Mexico and approximately $1.3 million representing a provision recorded in the fourth quarter for the anticipated loss related to the Company's acquisition of certain assets from a U.S. distributor, as well as specific bad debt reserves of $2.1 million for certain non-performing trade and non-trade receivables from customers and the $742,000 balance of a non-performing note receivable from the purchaser of Restaurants Universal, as well as, approximately $409,000 of severance costs related to recent management restructuring initiatives and personnel reductions. Excluding these expenditures, selling, general and administrative expenses would have increased 11.3% or $5.0 million, to $49.1 million over the comparable period in fiscal 1998.

      INTEREST EXPENSE AND OTHER INCOME. Interest expense increased 7.1% or approximately $321,000, to $4.8 million for fiscal 1999 from $4.5 million in fiscal 1998. The increase is attributable to increased borrowings outstanding under the Company's credit facility partially offset by lower overall borrowing rates.

      INCOME TAX EXPENSE (BENEFIT). The Company realized a net tax benefit of $2.9 million as compared to a provision of $4.5 million in the prior year. The tax benefit was realized as a result of the net loss in fiscal year 1999 to the extent of net loss carrybacks, offset by tax expense on taxable income of certain foreign subsidiaries.

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

      Net sales of licensed products for fiscal 1998 increased 39.8%, or $32.6 million, to $114.5 million from $81.9 million in fiscal 1997. The increase in licensed product sales was primarily attributable to growth of net sales of the Company's licensed products to domestic and international amusement customers of 60.5%, or $29.3 million, to $77.7 million from $48.4 million in fiscal 1997. Within licensed products, net sales of Looney Tunes' characters, increased 75.5%, or $38.8 million, to $90.2 million for fiscal 1998 from $51.4 million in fiscal 1997. Net sales of the Tornado Taz(TM) accounted for $10.6 million, or 6.0%, of the Company's net toy sales for fiscal 1998. Net sales of Play-Faces(R) decreased 42.4%, or $7.0 million, to $9.5 million, from $16.5 million in fiscal 1997. Net sales of non-licensed products for fiscal 1998 and 1997 accounted for 34.1%, or $60.7 million, and 38.0%, or $52.2 million, respectively, of the Company's net sales.

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

      INTEREST EXPENSE AND OTHER INCOME. Interest expense increased 2.2% or approximately $95,000, to $4.5 million for fiscal 1998 from $4.4 million in fiscal 1997. An increase in interest expense due to the issuance of the $15.0 million of convertible debt was almost fully offset by the decrease in interest on the portion of the Revolving Line of Credit was paid off with funds from the December 1997 secondary offering. Interest income increased 66.8% or approximately $144,000, to $360,000 for fiscal

1998 from $216,000 in fiscal 1997 principally due to the interest earned on net proceeds generated from the 1997 follow-on public offering that were temporarily invested.

      INCOME TAX EXPENSE. Income tax expense for fiscal 1998 and 1997 reflects an effective tax rate of 35.0%, compared to the fiscal 1997 rate of 30.5%. The lower 1997 rate resulted from a low effective tax rate on sales by the Hong Kong subsidiary, and from an investment tax credit in Spain related to the investment in the TLC operations in UK.

LIQUIDITY AND CAPITAL RESOURCES

      At July 31, 1999, the Company's working capital was $32.1 million compared to $76.4 million at July 31, 1998. The decrease is attributable to the significant operating losses incurred during fiscal 1999 and includes certain significant charges recorded by the Company related to provisions for projected guaranteed minimum royalty shortfalls on three licenses, inventory write-down reserves for slow or non-moving inventory and bad debt provisions on certain non-performing trade and non-trade receivables and notes receivables.

      The Company believes that projected future revenues over the remaining terms of three significant license agreements will be insufficient to allow the Company to earn-out the guaranteed minimum royalties advanced or required to be paid to the licensor over the remaining terms of the agreements that commenced in 1998 and will end in fiscal 2001. Accordingly, the Company recorded a provision totaling $14.9 million for the projected guaranteed minimum royalty shortfall. The Company is required to pay the remaining advances or royalties due under the license agreements irrespective of the provisions recorded by the Company, and may result in the payment of significant royalty amounts for which no product sales have occurred.

      The Company satisfies its capital requirements and seasonal working capital needs with cash flow primarily from borrowings and secondarily from operations. The Company's primary capital needs have consisted of funding for acquisitions, purchases of inventory, customer receivables, letters of credit, licenses and international expansion.

      Effective July 31, 1999, the Company amended its $35 million Credit Facility which expired on July 31, 1999; the amendment effectively extended the maturity date until October 29, 1999 and waived all existing defaults. In connection with the amendment, the senior lender exercised certain blockage rights preventing the Company from making any principal or interest payments to subordinated debtors, including the Company's convertible subordinated notes. As of July 31, 1999, borrowings outstanding under the $35 million Credit Facility included a balance of approximately $26.1 million outstanding on the revolving line of credit and $4.8 million on the related term loan, as well as an aggregate of $2.1 million in outstanding irrevocable letters of credit in support of inventory purchases.

      On October 25, 1999, the Company entered into a new $60 million Credit Facility which replaced the Company's $35 million credit facility. The new Credit Facility has an initial three-year term but may be extended an additional year. The new Credit Facility includes a $57.6 million revolving line of credit commitment, subject to availability under a borrowing base calculated by reference to the level of eligible accounts receivable and inventory, and a $15 million sub-limit for the issuance of letters of credit. The new Credit Facility also includes two term loans totaling $2.4 million. Interest on borrowings outstanding under the revolving line of credit and the term loans is payable monthly at an annual rate equal to, at the Company's option, (i) the Lender's Prime Rate plus 1/4 percent or (ii) the Lender's Adjusted Euro Dollar rate plus 2 3/4%. The new Credit Facility is collateralized by a first lien on substantially all of the Company's domestic assets, and 65% of the issued and outstanding stock of its foreign subsidiaries.

Based on the level of the Company's eligible accounts receivable and inventory at October 31, 1999, the Company had $1.4 million of additional borrowing capacity available under the new Credit Facility, all of which could be used to support borrowings under the revolving line of credit or additional letters of credit. The new Credit Facility contains certain restrictive covenants and conditions among which are a prohibition on the payment of dividends, limitations on further indebtedness, restrictions on dispositions and acquisitions of assets, limitations on advances to third parties and foreign subsidiaries and compliance with certain financial covenants. In addition, the new Credit Facility prohibits the Company's Chief Executive Officer from reducing his ownership in the Company below specified levels. (See Footnote 5 - Restructuring and Refinancing of Notes Payable and Long-Term Debt)

      The Company had entered into a Convertible Loan Agreement ("Convertible Loan Agreement") dated July 3, 1997, pursuant to which the Company issued $15 million of convertible subordinated notes. In March 1999, the Company defaulted under certain financial covenants of the Convertible Loan Agreement, and in July 1999 the Company defaulted in the payment of interest due on the convertible subordinated notes as required by the senior lenders. On October 22, 1999, the Company and the holders of the convertible subordinated notes entered into a First Amendment to the Convertible Loan Agreement (the "First Amendment") which waived existing defaults under the Convertible Loan Agreement, provided consent to the New Credit Facility, and modified the financial covenants in the Convertible Loan Agreement to conform to the financial covenants in the New Credit Facility. In addition, the First Amendment increased the interest rate from 8.5% to 10.5% per annum, changed the convertible debentures' final maturity date from June 30, 2004 to December 31, 2000, and adjusted the conversion price from $16 per share of common stock to the lesser of (i) $16 per share and (ii) the greater of $6 per share or the average closing price of the Company's common stock for the 30 days following October 22, 1999. In connection with the First Amendment, the Company granted the holders of the convertible subordinated debentures a first lien on its 51% interest in its Los Angeles warehouse and a second lien on substantially all its other assets. The First Amendment also includes limitations on the issuance of stock options to employees, and entitles the holders to two advisory board positions. The First Amendment also provide for permanent Board seats, as well as limitation on the total number of board seats and a possible reset of the conversion price if the outstanding debentures have not been converted or paid in full by final maturity.

      Principal payments on the Company's outstanding Convertible Debentures commence in June 2000, and the Convertible Debentures mature on December 31, 2000. The Company currently expects that, by itself, cash flow from operations will be insufficient to meet these debt service obligations under the Convertible Debentures. Accordingly, unless earlier converted to the Company's common stock, the Company will need to refinance in order to satisfy its repayment obligations thereunder. There can be no assurance that the company will be able to refinance the convertible debentures or, if such refinancing is obtained, that the terms will be as favorable to the Company as these contained in the convertible debentures.

      The Company has borrowed substantially all of its available capacity under its new credit facility. Thus, any future losses or other capital needs could require the Company to seek additional financing from public or private issuances of debt and/or equity or from asset sales. The Company may not be able to complete any such financing or asset sale at all or, if so, on terms favorable to the Company. Any equity financing could result in dilution to existing shareholders. See "Risk Factors - Leverage and Future Debt Service and Capital Needs"

      As of July 31, 1999, Play-By-Play Europe had an aggregate of approximately $1.0 million outstanding in irrevocable letters of credit in support of inventory purchases. The Company's current policy is to permanently reinvest all earnings from foreign subsidiaries in those operations. This policy restricts the amount of cash available for distribution by these subsidiaries, however, the Company may obtain cash from the subsidiaries for repayment of intercompany obligations incurred in the normal course of business. In the event the Company changes its policy, a tax liability will be incurred for previous undistributed earnings, and any distributions would be subject to withholding and current income taxes.

      The Company's operating activities used net cash of $1.6 million and $23.1 million in fiscal 1999 and 1998, respectively. The cash flow from operations for fiscal 1999 was primarily affected by the net loss. The cash flow from operations for fiscal 1998 was primarily affected by changes in accounts receivable as a result of the increase in sales experienced by the Company, as well as inventory which increased in part due to the increase in sales as well as to support the expansion in the European market.

      Net cash used in investing activities during fiscal 1999 and 1998 was $8.0 million and $3.3 million, respectively. For fiscal 1999, net cash used in investing activities consisted principally of expenditures for property and equipment of approximately $8.2 million. In the third quarter of fiscal 1999, the Company acquired substantially all of the assets and liabilities of Caribe Marketing for the purchase price of $2.5 million consisting of cash, 80,000 shares of the Company's common stock and the assumption of a Seller's note. (See Footnote 14 - "Acquisition"). For fiscal 1998, net cash used in investing activities consisted principally of the purchase of property and equipment of approximately $3.3 million. The $3.3 million consisted principally of expenditures of $1.1 million for costs related to the implementation of the Company's Oracle Enterprise Resource Planning System and $874,000 for leasehold improvements for the San Antonio facility.

      Net cash provided by financing activities during fiscal 1999 and 1998 was $10.4 million and $23.6 million, respectively. During fiscal 1999, the Company received aggregate advances of $139.1 million, and made repayments of $124.8 million, on the Credit Facility, and reduced the principal on the term loan by $2.4 million. During fiscal 1998, the Company repaid $7.8 million of net borrowings on the revolving line of credit under the Credit Facility and repaid $2.4 million principal on the term loan.

      The Company believes that its current available cash, net cash provided by operating activities and available borrowings under the Company's Credit Facility will be sufficient to meet the Company's cash requirements through July 31, 2000, however, there is no assurance that the Company will be able to obtain additional borrowings to meet its working capital needs, or that if obtained, it will be on terms at least as favorable as those existing credit facilities.

      EURO. On January 1, 1999, eleven of the fifteen member countries of the European Union introduced the euro, which became the common currency among the participating member countries. The participating members' sovereign currency converted to the euro at the exchange rates in effect on the introduction date. Spain is one of the participating members, which is the country in which Play By Play Europe is located. Play By Play Europe intends to keep its books in Spain's sovereign currency, the peseta, through the substantial portion of the three-year introductory period, at the end of which all companies in participating member countries must adopt the euro. As Play By Play Europe's accounting system is currently capable of performing the euro conversion, the Company does not anticipate that the costs related to the conversion will be significant. In addition, as Play By Play Europe operates primarily in Spain and in other non-European Union countries, the introduction of the euro will not have a material effect on Play By Play Europe's results of operations, financial position, or cash flows for the forseeable future.

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

      YEAR 2000. Similar to many business entities, the Company may be impacted by the inability of computer application software programs to distinguish between the year 1900 and 2000 due to a commonly used programming convention. Until such programs are modified or replaced prior to 2000, calculations and interpretations based on date-based arithmetic or logical operations performed by such programs may be incorrect.

      Management's plan addressing the impact on the Company of the Year 2000 issue focuses on application systems, process control systems (embedded chips), technology infrastructure, and third party business partners and suppliers with which the Company has significant relationships. The plan is comprised of five phases: (1) developing an inventory of hardware, software and embedded chips,
(2) assessing the degree to which each area is currently in compliance with Year 2000 requirements, (3) performing renovations and repairs as needed to attain compliance, (4) testing to ensure compliance, and (5) developing a contingency plan if repair and renovation efforts are either unsuccessful or untimely.

      Management has completed steps (1), (2), and (5) of this plan. Steps (3) and (4) were in process at the Balance Sheet date, and subsequent to that date, have been substantially completed. The Company feels that all phases will be completed by the end of calendar 1999. Costs incurred to date have primarily consisted of labor from the redeployment of existing information technology, legal and operational resources as well as computer hardware and software costs. The Company has budgeted approximately $5.2 million for these Year 2000 compliance efforts, and management feels that actual final costs will not materially deviate from this. However, the Company's Year 2000 program is an ongoing process and the estimates of costs and completion dates for various aspects of the program are subject to change.

      The Company is currently replacing its financial and core business system software with a new Oracle enterprise resource planning system designed to enhance management information, financial reporting, inventory management, order entry, purchasing and has the added benefit of addressing the Year 2000 issues. The new enterprise system has necessitated enhancement of the Company's existing computer networks and desktop applications. The Company does not presently anticipate a material business interruption as a result of the Year 2000.

      Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Company's current and planned activities with respect to the Year 2000 problem are expected to significantly reduce the Company's level of uncertainty about the problem and, in particular, about the Year 2000 compliance and readiness of its material customers and suppliers. The Company believes that, with the implementation of the new enterprise systems and completion of the planned activities as scheduled, the possibility of significant interruptions of normal operations should be minimal.

      Management believes that its customers and suppliers would also receive advance notice of any material year 2000 compliance problems, allowing them to implement alternate plans, if necessary.

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

      The Company utilizes borrowings under its Credit Facility to finance purchases of inventory and accounts receivable, primarily during peak selling periods. During fiscal 1999, the highest level of aggregate borrowings under the Credit Facility was $27.9 million in May 1999.

      The following sets forth the Company's net sales by fiscal quarter for fiscal 1999, 1998 and 1997:

                                              FISCAL YEAR
                                 --------------------------------------
            FISCAL QUARTER          1999          1998           1997
            --------------       --------        -------        -------
                                              (IN THOUSANDS)

            First                 $55,727        $58,418        $39,891
            Second                 28,432         30,867         22,039
            Third                  35,683         37,262         28,001
            Fourth                 36,673         51,556         47,455

INFLATION

      The Company does not believe that inflation in the United States or Europe in recent years has had a significant effect on its results of operations.

NEW ACCOUNTING PRONOUNCEMENT

            In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (August 1, 2000, for the Company). SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives which meet the definition of a hedge transaction are recorded each period in the either earnings or other comprehensive income. The Company believes that the impact of the pronouncement will be minimal, as historically, the Company has not entered into any derivative or hedging transactions.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial and commodity market prices and rates. The Company is exposed to market risk in the areas of changes in United States and international borrowing rates (i.e. prime rate or LIBOR), and changes in foreign currency exchange rates as measured against the United States ("U.S.") dollar and functional currencies of its subsidiaries (i.e. British pound/Spanish peseta). In addition, the Company is exposed to market risk in certain geographic areas that have experienced or are likely to experience an economic downturn, such as China and Latin America. The Company purchases substantially all of its inventory from companies in China, therefore, the Company is subject to the risk that such suppliers will be unable to provide inventory at competitive prices. Company believes if such as event were to occur, it would be able to find alternate sources of inventory at competitive prices, however, there can be no assurance that the Company would be successful. Historically and as of July 31, 1999, the Company has not used derivative instruments or engaged in hedging activities to minimize its market risk.

INTEREST RATE RISK

      The interest payable on the Company's revolving line-of-credit and term loan under the old credit facility was variable based on LIBOR or the Bank's Alternate Base Rate. The interest payable on the Company's revolving line-of-credit and term loans under the new credit facility entered into on October 25, 1999 is variable based on the lender's prime rate or adjusted Eurodollar rate, and therefore, affected by changes in market interest rates. At July 31, 1999, approximately $26.1 million was outstanding under the old credit facility with a weighted average interest rate of 8.0%.

FOREIGN CURRENCY RISK

      The Company has wholly-owned subsidiaries in Valencia, Spain and Doncaster, England. Sales from these operations are typically denominated in Spanish Pesetas or British Pounds, respectively, thereby creating exposures to changes in exchange rates. Changes in the Spanish Pesetas/U.S. Dollars exchange rate and British Pounds/U.S. Dollars exchange rate may positively or negatively affect the Company's sales, gross margins and retained earnings. The Company does not believe that reasonably possible near-term changes in exchange rates will result in a material effect on future earnings, fair values or cash flows of the Company, and therefore, has chosen not to enter into foreign currency hedging transactions. There can be no assurance that such an approach will be successful, especially in the event of a significant and sudden decline in the value of the Spanish Peseta or the British Pound. Purchases of inventory by the Company's European subsidiaries from its suppliers in the Far East are subject to currency risk to the extent that there are fluctuations in the exchange rate between the United States dollar and the Spanish peseta or the British Pound. Certain of the European subsidiaries' license agreements call for payment of royalties in a currency different from their functional currency, and these arrangements subject the Company to currency risk to the extent that exchange rates fluctuate from the date that royalty liabilities are incurred until the date royalties are actually paid to the licensor.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Reference is made to the Financial Statements referred to in the Index on page F-1 setting forth the consolidated financial statements of Play By Play Toys & Novelties, Inc. and Subsidiaries, together with the report of PricewaterhouseCoopers LLP dated November 12, 1999.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

PART III

The information required by Part III (Items 10 through 13) is incorporated by reference to the captions "Principal Shareholders, "Election of Directors", "Management" and "Certain Relationships and Related Transactions" in the Comapny's defenitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year covered by this Report.

PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)(1) Financial Statements. Reference is made to the Index on page F-1 for a list of all financial statements filed as part of this Report.

(a)(2) Financial Statement Schedules. Reference is made to the Index on page F-1 for a list of all financial statement schedules filed as part of this Report.

(a)(3) Exhibits. Reference is made to the Exhibit Index on page E-1 for a list of all exhibts filed as part of this Report.

(b)       Reports on Form 8-K. None.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 15th day of November 1999.

                                PLAY BY PLAY TOYS & NOVELTIES, INC.

                                By: /S/ JOE M. GUERRA
                                        Joe M. Guerra
                                        Chief Financial Officer, Secretary and
                                        Treasurer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                SIGNATURE                                              TITLE                                             DATE
                ---------                                              -----                                             ----


By:    /S/ ARTURO G. TORRES                             Chairman of the Board and Chief                            November 15, 1999
       -----------------------------------                     Executive Officer
            Arturo G. Torres                             (Principal Executive Officer)





By:    /S/ RAYMOND G. BRAUN                          President, Chief Operating Officer and                       November 15, 1999
   ---------------------------------------                          Director
            Raymond G. Braun




By:    /S/ JOE M. GUERRA                                    Chief Financial Officer,                               November 15, 1999
   ---------------------------------------                  Secretary and Treasurer
            Joe M. Guerra                            (Principal Financial and Accounting
                                                                     Officer)




By:    /S/ RICHARD NEITZ                                 President - Retail Division                              November 15, 1999
       -----------------------------------                       and Director
            Richard Neitz



By:    /S/ MANUEL FERNANDEZ BARROSO                  President - Caribe Sales and Marketing.                       November 15, 1999
       ----------------------------                              and Director
            Manuel Fernandez Barroso



By:    /S/ TOMAS DURAN                                                       Director                              November 15, 1999
       -----------------------------------
            Tomas Duran



By:    /S/ STEVE K. C. LIAO                                                  Director                              November 15, 1999
       -----------------------------------
            Steve K. C. Liao



By:    /S/ OTTIS W. BYERS                                                    Director                              November 15, 1999
       -----------------------------------
            Ottis W. Byers



By:    /S/ BERTO GUERRA, JR.                                                 Director                              November 15, 1999
       -----------------------------------
            Berto Guerra, Jr.


              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

                                                                              PAGE
                                                                              ----
Consolidated Financial Statements:

  Report of Independent Accountants ........................................   F-2

  Consolidated Balance Sheets as of July 31, 1999 and 1998 .................   F-3

  Consolidated Statements of Operations for the Fiscal Years Ended .........   F-4

  Consolidated Statements of Shareholders' Equity for the Fiscal Years Ended   F-5

  Consolidated Statements of Cash Flows for the Fiscal Years Ended .........   F-6

  Notes to Consolidated Financial Statements ...............................   F-7

Financial Statement Schedule:

  Report of Independent Accountants on Financial Statement Schedule ........   S-1

  Schedule II - Valuation and Qualifying Accounts ..........................   S-2

All other schedules are omitted as the required information is not applicable or the information is presented in the consolidated financial statements, related notes or other schedules.

                      REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of Play By Play Toys & Novelties, Inc. and Subsidiaries:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of Play By Play Toys & Novelties, Inc. and Subsidiaries at July 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Austin, Texas
November 12, 1999

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                                 JULY 31,
                                                                      ------------------------------
                                                                          1999             1998
                                                                      -------------    -------------
Current assets:
     Cash and cash equivalents ....................................   $   2,345,634    $   3,024,028
     Accounts and notes receivable, less allowance for
          doubtful accounts of $7,976,984 and $5,262,053 ..........      36,243,047       48,950,055
     Inventories, net .............................................      69,116,899       72,613,130
     Prepaid royalties ............................................            --          4,677,331
     Other prepaid expenses .......................................       2,811,776        4,018,712
     Deferred income taxes ........................................            --            224,728
     Other current assets .........................................         468,710             --
                                                                      -------------    -------------
          Total current assets ....................................     110,986,066      133,507,984
Property and equipment, net .......................................      25,859,145       17,914,998
Goodwill, less accumulated amortization of $1,187,890  and $754,179      16,442,777       14,043,748
Other assets ......................................................       2,030,273        2,417,166
                                                                      =============    =============
          Total assets ............................................   $ 155,318,261    $ 167,883,896
                                                                      =============    =============

                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Book overdraft ...............................................   $   2,281,447    $        --
     Notes payable to banks .......................................      29,982,533       14,760,950
     Current maturities of long-term debt .........................       1,953,487        3,393,149
     Current obligations under capital leases .....................       1,701,911        1,142,687
     Accounts payable, trade ......................................      32,081,780       28,070,980
     Accrued royalties payable ....................................       7,706,423             --
     Other accrued liabilities ....................................       3,172,479        5,312,081
     Income taxes payable .........................................            --          4,374,249
                                                                      -------------    -------------
          Total current liabilities ...............................      78,880,060       57,054,096
                                                                      -------------    -------------
Long-term liabilities:
     Long-term debt, net of current maturities ....................       2,140,418        4,860,247
     Convertible subordinated debentures ..........................      14,701,500       15,000,000
     Obligations under capital leases .............................       1,655,826        1,102,135
     Deferred income taxes ........................................            --            878,787
                                                                      -------------    -------------
          Total liabilities .......................................      97,377,804       78,895,265
                                                                      -------------    -------------

Commitments and contingencies

SHAREHOLDERS' EQUITY:
     Preferred stock - no par value; 10,000,000 shares
          authorized; no shares issued ............................            --               --
     Common stock - no par value; 20,000,000 shares
          authorized; 7,395,000 and 7,315,000 shares issued .......           1,000            1,000
     Additional paid-in capital ...................................      71,486,820       70,986,820
     Deferred compensation ........................................        (338,333)        (478,333)
     Accumulated other comprehensive losses .......................      (3,006,208)      (1,548,381)
     Retained earnings (deficit) ..................................     (10,202,822)      20,027,525
                                                                      -------------    -------------
          Total shareholders' equity ..............................      57,940,457       88,988,631
                                                                      =============    =============
          Total liabilities and shareholders' equity ..............   $ 155,318,261    $ 167,883,896
                                                                      =============    =============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         FISCAL YEARS ENDED JULY 31,
                                               -----------------------------------------------
                                                   1999              1998             1997
                                               -------------    -------------    -------------
Net sales ..................................   $ 156,515,361    $ 178,102,835    $ 137,386,257
Cost of sales ..............................     129,582,244      116,755,386       91,024,319
                                               -------------    -------------    -------------
     GROSS PROFIT ..........................      26,933,117       61,347,449       46,361,938

Selling, general and administrative expenses      55,808,965       44,088,681       33,215,225
                                               -------------    -------------    -------------
     OPERATING INCOME (LOSS) ...............     (28,875,848)      17,258,768       13,146,713

Interest expense ...........................      (4,831,276)      (4,509,897)      (4,414,701)
Interest income ............................         371,722          360,048          215,895
Other income (loss) ........................         164,751         (116,957)          (7,785)
                                               -------------    -------------    -------------
     INCOME (LOSS) BEFORE INCOME TAXES .....     (33,170,651)      12,991,962        8,940,122

Income tax benefit (provision) .............       2,940,304       (4,547,187)      (2,724,150)
                                               -------------    -------------    -------------
     NET INCOME (LOSS) .....................   $ (30,230,347)   $   8,444,775    $   6,215,972
                                               =============    =============    =============

Net income (loss) per share:
  Basic ....................................   $       (4.12)   $        1.30    $        1.28
                                                                                 -------------
  Diluted ..................................   $       (4.12)   $        1.19    $        1.25
                                               -------------    -------------    -------------

Weighted average shares outstanding:
  Basic ....................................       7,338,297        6,473,724        4,871,952
                                               -------------    -------------    -------------
  Diluted ..................................       7,338,297        7,759,866        5,035,723
                                               -------------    -------------    -------------

               The accompanying notes are an integral part of the
                       consolidated financial statements.

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                               ACCUMULATED
                                         COMMON STOCK          ADDITIONAL                        OTHER             RETAINED
                                   ------------------------     PAID-IN      DEFERRED        COMPREHENSIVE         EARNINGS
                                      SHARES         AMOUNT     CAPITAL     COMPENSATION     INCOME (LOSSES)       (DEFICIT)
                                   -------------     ------   ------------ --------------  ------------------    -------------
                                                                           C>
Balance, July 31, 1996                 4,841,100      1,000     33,746,597              -           (414,306)        5,366,778

Comprehensive income:
  Net income                                                                                                         6,215,972
  Foreign currency translation
    adjustments                                                                                   (1,888,721)

       Comprehensive income


Acquisition of TLC                        40,000                   345,000
Exercise of stock options                 20,200                   214,942
Deferred employee
  compensation                                                     700,000       (700,000)
Amortization of deferred
  compensation                                                                     81,667
                                   --------------------------------------------------------------------------------------------
Balance, July 31, 1997                 4,901,300      1,000     35,006,539       (618,333)        (2,303,027)       11,582,750

Comprehensive income:
  Net income                                                                                                         8,444,775
  Foreign currency translation
    adjustments                                                                                      754,646

       Comprehensive income


Warrants issued                                                    522,000
Stock issued in secondary
  public offering                      2,300,000                34,147,474
Exercise of stock options                113,700                 1,310,807
Amortization of deferred
  compensation                                                                    140,000
                                   --------------------------------------------------------------------------------------------
Balance, July 31, 1998                 7,315,000      1,000     70,986,820       (478,333)        (1,548,381)       20,027,525

Comprehensive income (loss):
  Net loss                                                                                                         (30,230,347)
  Foreign currency translation
    adjustments                                                                                   (1,457,827)

       Comprehensive income (loss)

Acquisition of Caribe Marketing           80,000                   500,000
Amortization of deferred
  compensation                                                                    140,000
                                   ============================================================================================
Balance, July 31, 1999                 7,395,000     $1,000    $71,486,820     $ (338,333)      $ (3,006,208)    $ (10,202,822)
                                   ============================================================================================

                                           TOTAL
                                       SHAREHOLDERS'
                                          EQUITY
                                     ---------------
Balance, July 31, 1996                    38,700,069

Comprehensive income:
  Net income                               6,215,972
  Foreign currency translation
    adjustments                           (1,888,721)
                                   ------------------
       Comprehensive income                4,327,251
                                   ------------------

Acquisition of TLC                           345,000
Exercise of stock options                    214,942
Deferred employee
  compensation                                     -
Amortization of deferred
  compensation                                81,667
                                   ------------------
Balance, July 31, 1997                    43,668,929

Comprehensive income:
  Net income                               8,444,775
  Foreign currency translation
    adjustments                              754,646
                                   ------------------
       Comprehensive income                9,199,421
                                   ------------------

Warrants issued                              522,000
Stock issued in secondary
  public offering                         34,147,474
Exercise of stock options                  1,310,807
Amortization of deferred
  compensation                               140,000
                                   ------------------
Balance, July 31, 1998                    88,988,631

Comprehensive income (loss):
  Net loss                               (30,230,347)
  Foreign currency translation
    adjustments                           (1,457,827)
                                   ------------------
       Comprehensive income (loss)       (31,688,174)
                                   ------------------
Acquisition of Caribe Marketing              500,000
Amortization of deferred
  compensation                               140,000
                                   ==================
Balance, July 31, 1999                  $ 57,940,457
                                   ==================

               The accompanying notes are an integral part of the
                       consolidated financial statements.

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  FISCAL YEARS ENDED JULY 31,
                                                                         --------------------------------------------
                                                                             1999            1998            1997
                                                                         ------------    ------------    ------------
Cash flows from operating activities:
  Net income (loss) ..................................................   $(30,230,347)   $  8,444,775    $  6,215,972
  Adjustments to reconcile net income (loss) to
   net cash provided by (used in) operating activities:
     Depreciation and amortization ...................................      2,973,943       2,271,943       2,041,950
     Provision for doubtful accounts receivable ......................      7,833,697       2,173,736       2,024,847
     Provision for inventory reserve .................................      4,091,849            --              --
     Provision for royalty license reserves ..........................     14,883,940            --              --
     Deferred income tax provision (benefit) .........................       (654,059)       (503,290)        554,229
     Amortization of deferred compensation ...........................        140,000         140,000          81,667
     Loss (gain) on sale of property and equipment ...................        200,154          89,248         (51,356)
     Change in operating assets and liabilities (net of acquisitions):
       Accounts and notes receivable .................................      3,332,834     (13,395,537)     (9,822,434)
       Inventories ...................................................        540,030     (25,373,610)     (5,343,092)
       Prepaids and other assets .....................................      5,755,804      (3,987,081)        985,489
       Accounts payable and accrued liabilities ......................     (6,126,917)      5,151,647       4,513,600
       Income taxes payable ..........................................     (4,377,026)      1,936,817         647,106
                                                                         ------------    ------------    ------------
          Net cash provided by (used in) operating activities ........     (1,636,098)    (23,051,352)      1,847,978
                                                                         ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment .................................     (8,245,474)     (3,269,603)       (791,869)
  Proceeds from sale of property and equipment .......................         74,571          35,115            --
  Purchase of Caribe, net of cash paid ...............................        147,088            --              --
  Purchase of TLC, net of cash acquired ..............................           --              --          (488,811)
  Payments for intangible assets .....................................           --           (32,246)        (29,999)
                                                                         ------------    ------------    ------------
          Net cash used in investing activities ......................     (8,023,815)     (3,266,734)     (1,310,679)
                                                                         ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from public offering of common stock, net .................           --        34,147,474            --
  Net borrowings (repayments) under Revolving Credit Agreement .......     14,321,583      (7,846,771)        831,912
  Payment of note payable to shareholder .............................           --              --        (3,000,000)
  Costs related to issuance of debt ..................................           --              --          (823,862)
  Proceeds from long-term debt .......................................           --              --        15,000,000
  Repayment of long-term debt ........................................     (4,847,598)     (2,570,041)     (3,964,594)
  Repayment of capital lease obligations .............................     (1,316,086)       (953,393)       (628,658)
  Proceeds from exercise of stock options ............................           --         1,310,807         214,942
  Increase (decrease) in book overdraft ..............................      2,281,447        (461,220)     (1,896,216)
                                                                         ------------    ------------    ------------
          Net cash provided by financing activities ..................     10,439,346      23,626,856       5,733,524
                                                                         ------------    ------------    ------------
EFFECT OF FOREIGN CURRENCY EXCHANGE RATES ............................     (1,457,827)        754,646      (1,841,251)
                                                                         ------------    ------------    ------------
          Increase (decrease) in cash and cash equivalents ...........       (678,394)     (1,936,584)      4,429,572
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .....................      3,024,028       4,960,612         531,040
                                                                         ============    ============    ============
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...........................   $  2,345,634    $  3,024,028    $  4,960,612
                                                                         ============    ============    ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

             PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  NATURE OF BUSINESS

      The principal business of Play-By-Play Toys & Novelties, Inc. ("PBP" and together with all majority owned subsidiaries, the "Company") is to design, develop, market and distribute stuffed toys, electronic plush toys and sculpted toy pillows and to market and distribute a broad line of novelty items. The Company sells these products to customers in the amusement and retail markets. The Company's toy operations accounted for 98.3% of net sales for fiscal 1999.

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

FOREIGN CURRENCY TRANSLATION
      All balance sheet accounts of foreign subsidiaries are translated from foreign currencies into U.S. dollars at the year-end rates of exchange, while income and expense accounts are translated at average currency exchange rates in effect during the period. The resulting translation adjustment is recorded as a separate component of shareholders' equity. Gains and losses from foreign currency transactions (transactions denominated in a currency other than the entity's functional currency) are included in other income. The foreign currency transaction loss for fiscal 1999 was $25,165 the loss for fiscal 1998 was $117,000, and the translation was not material for fiscal 1997. Transaction gains and losses result primarily from sales in Europe and purchases of products by the Company's foreign subsidiaries from suppliers in the Far East.

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

BUSINESS AND CREDIT RISK
      Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade receivables. The Company's cash and cash equivalents consist of highly liquid cash deposits in major financial institutions. From time to time, the Company may have on deposit in certain bank accounts including foreign banks, amounts in excess of insured limits. The Company's trade receivables result primarily from its retail and amusement operations and in general, reflect a broad customer base. As of July 31, 1999, the outstanding trade receivables were $40.3 million, of which $27.5 million trade receivables were from customers in the United States and Canada, $642,000 were trade receivables from customers in Latin American countries, and $12.2 million were trade receivables from European customers. During fiscal 1999 and prior years, due to the difficult economic environment in Latin America, the Company provided more aggressive terms to Latin America customers. During 1999, the Company changed its credit terms to customers in Latin America, whereby the Company generally requires letters of credit or has reduced customer credit limits. The Company generally requires no collateral from its customers; however, it routinely assesses the financial strength of its customers and in some instances requires customers to issue a letter of credit for the amount of purchases in favor of the Company. No customer accounted for more than 10% of the Company's net sales in fiscal 1999, 1998 and 1997.

      The majority of the Company's manufacturing is arranged directly by the Company with third party manufacturers, a substantial portion of which are located in the People's Republic of China ("China"). The Company does not have long-term contracts with any of the manufacturers. Although the Company has begun to arrange alternate sources of manufacturing outside of China, the Company has made no definitive plans for securing alternate sources in the event its present arrangements with Chinese manufacturers prove impossible to maintain, and there can be no assurance that there would be sufficient alternate manufacturing facilities to meet the increased demand for production which would likely result from a disruption of manufacturing sources in China. A Chinese manufacturer accounted for 12.4% of the Company's purchases during fiscal 1999. No other manufacturer accounted for more than 10% of the Company's purchases of toy products during fiscal 1999, 1998 or 1997, with the exception of one other Chinese manufacturer, which accounted for 4.3%, 6.6% and 26.3% of such purchases during fiscal 1999, 1998 and 1997, respectively. During these periods, this manufacturer manufactured plush Play-Faces(R) and thE COCA-COLA(R) brand plush POLAR BEAR products. This manufacturer is currently one of several manufacturers of these and other products for the Company.

INVENTORIES
      Inventories are stated at the lower of cost or market. Cost of PBP's U.S. inventory is determined using the first-in, first-out (FIFO) and last-in, first-out (LIFO) method. Inventory-in-transit is determined based on the specific identification method.

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

      Property and equipment is depreciated and amortized as follows:

                                                           TERM
                                                           ----
Building                                                 20 years
Equipment                                                10 years
Vehicles                                                 3 years
Computer equipment                                       3 years
Software                                                 7 years
Leasehold improvements                        Life of the lease (5-20 years)

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

IMPAIRMENT OF LONG-LIVED ASSETS
      In accordance with SFAS No. 121, "Accounting for the Impairment of Long Lived Assets and Long Lived Assets to be Disposed of", at each balance sheet date, the Company evaluates the propriety of the carrying amount of its long-lived assets. In the event that facts and circumstances indicate that the cost of long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation of impairment were required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required. The Company recorded no such write-downs during any of the periods presented.

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

EARNINGS PER SHARE
      The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", effective for the year ending July 31, 1998 and has restated its earnings per share ("EPS") disclosure for the year ended July 31, 1997 to comply with SFAS No. 128. SFAS No. 128 simplifies the standards for computing EPS previously found in Accounting Principles Board Opinion No. 15, "Earnings Per Share", and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS, which excludes dilution. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. Basic earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share differs from basic earnings per share due to the assumed conversions of dilutive options, warrants and convertible debt outstanding during the period.

The calculations of basic and diluted EPS for the fiscal years ended July 31, 1999, 1998, and 1997 are as follows:


                                                             FISCAL YEARS ENDED JULY 31,
                                                     -------------------------------------------
                                                         1999            1998           1997
                                                     ------------    ------------   ------------
Income (loss) from operations available
  to common stockholders - basic .................   $(30,230,347)   $  8,444,775   $  6,215,972
Plus: interest on convertible debt ...............           --           780,000         61,973
Income (loss) from operations available to
  common stockholders plus income from
                                                     ------------    ------------   ------------
  assumed conversions - diluted ..................   $(30,230,347)   $  9,224,775   $  6,277,945
                                                     ============    ============   ============

Weighted average shares outstanding - basic ......      7,338,297       6,473,724      4,871,952
Plus:  assumed exercise of options and warrants ..           --           348,642         89,285
Plus:  assumed conversion of convertible debt ....           --           937,500         74,486
                                                     ------------    ------------   ------------
Weighted average shares outstanding - diluted ....      7,338,297       7,759,866      5,035,723
                                                     ============    ============   ============

             PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      During the fiscal years ended July 31, 1999, 1998 and 1997, the Company had 1,732,000, 1,702,558, and 980,515, respectively, of common stock options and warrants outstanding which were not included in the diluted earnings per share calculation because the options and warrants would have been anti-dilutive. Additionally, the common stock issuable upon the assumed conversion by the Convertible Debentures holders at July 31, 1999 was not included in the diluted earnings per share calculation as it would have been anti-dilutive.

COMPREHENSIVE INCOME (LOSS)
      In fiscal year 1998, the Company adopted SFAS No. 130. "Reporting Comprehensive Income" which establishes new rules for the reporting and presentation of comprehensive income and its components in a full set of financial statements. The Company's comprehensive income is comprised of net income and foreign currency translation adjustments. The adoption of SFAS No. 130 had no impact on the Company's net income or total shareholders' equity. Prior to the adoption of SFAS No. 130, foreign currency translation adjustments were reported separately in the statement of shareholders' equity. The comprehensive income amounts in the prior fiscal years' financial statements have been reclassified to conform to SFAS No. 130.

3.  NEW ACCOUNTING PRONOUNCEMENTS

      In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (August 1, 2000, for the Company). SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives which meet the definition of a hedge transaction are recorded each period in the either earnings or other comprehensive income. The Company believes that the impact of the pronouncement will be minimal, as historically, the Company has not entered into any derivative or hedging transactions.

4.  DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

      In fiscal 1999, the Company adopted SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information", which establishes reporting standards for the way public companies report information about operating business segments in annual and interim reports. While the Company is organized and managed internally by sales and operating divisions, revenues are segmented retail and amusement customers.

             PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  DISCLOSURE  ABOUT  SEGMENTS  OF  AN  ENTERPRISE  AND  RELATED  INFORMATION
(CONTINUED)

Information about revenue segments is presented below.

                             SALES REVENUE SEGMENTS
                                   (in 000's)

                                                    AMUSEMENT    RETAIL     OTHER      TOTAL
                                                     --------   --------   --------   --------
Fiscal Year 1999
Net operating revenue ............................   $114,906   $ 38,880   $  2,729   $156,515
Cost of sales ....................................     98,655     29,594      1,333    129,582
                                                     --------   --------   --------   --------
Gross profit .....................................     16,251      9,286      1,396     26,933

FISCAL YEAR 1998
Net operating revenue ............................   $123,234   $ 51,914   $  2,954   $178,102
Cost of sales ....................................     76,011     39,302      1,442    116,755
                                                     --------   --------   --------   --------
Gross profit .....................................     47,223     12,612      1,512     61,347

FISCAL YEAR 1997
Net operating revenue ............................   $ 95,845   $ 38,319   $  3,222   $137,386
Cost of sales ....................................     61,598     28,029      1,397     91,024
                                                     --------   --------   --------   --------
Gross profit .....................................     34,247     10,290      1,825     46,362

The following are sales by georgraphic areas as of and for the years ended July 31:

                                                       1999       1998       1997
                                                     --------   --------   --------
Domestic .........................................   $112,719   $132,002   $113,726
Europe ...........................................     34,940     31,684     21,091
Latin America ....................................      8,856     14,416      2,569

                                                     $156,515   $178,102   $137,386
                                                     --------   --------   --------

5.  RESTRUCTURING AND REFINANCING OF NOTES PAYABLE AND LONG-TERM DEBT

NEW SENIOR CREDIT FACILITY
      On October 25, 1999, the Company entered into a new $60 million credit facility ("New Credit Facility") with a new lender that replaced the Company's $35 million credit facility. The New Credit Facility has an initial three-year term but may be extended an additional year unless either party gives 60 days prior written notice of intent to terminate. The New Credit Facility includes a $57.6 million revolving line of credit commitment, subject to availability under a borrowing base calculated by reference to the level of eligible accounts receivable and inventory with a $15 million sub-limit for the issuance of letters of credit. The New Credit Facility also includes two term loans totaling $2.4 million. The term loan in the amount of $817,000 matures on October 1, 2004 and requires monthly principal payments of $13,167 plus accrued interest. The second term loan in the amount of $1.6 million, matures on October 1, 2006 and requires monthly principal payments of $20,836 for the first sixty months, and monthly principal payments of $14,286 for the remaining months thereafter until maturity, plus accrued interest.

             PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   RESTRUCTURING  AND  REFINANCING  OF  NOTES  PAYABLE  AND  LONG-TERM  DEBT
(CONTINUED)

      Interest on borrowings outstanding under the revolving line of credit and the term loans is payable monthly at an annual rate equal to, at the Company's option, (i) the Lender's Prime Rate plus 1/4 percent or (ii) the Lender's Adjusted Euro Dollar rate plus 2 3/4%. The New Credit Facility is collateralized by a first lien on substantially all of the Company's domestic assets, and 65% of the issued and outstanding stock of its foreign subsidiaries. Based on the level of the Company's eligible accounts receivable and inventory at October 31, 1999, the Company had $1.4 million of additional borrowing capacity available under the New Credit Facility , all of which could be used to support borrowings under the revolving line of credit or additional letters of credit. The New Credit Facility also calls for certain early termination fees in the event the it is terminated before maturity, except in the event of a refinancing by an affiliate of the lender or in connection with certain capital market events. The New Credit Facility contains certain restrictive covenants and conditions among which are a prohibition on the payment of dividends, limitations on further indebtedness, restrictions on dispositions and acquisitions of assets, limitations on advances to third parties and foreign subsidiaries and compliance with certain financial covenants, including a minimum adjusted net worth and a minimum domestic adjusted net worth. In addition, the New Credit Facility prohibits the Company's Chief Executive Officer from reducing his ownership in the Company below specified levels.

CONVERTIBLE DEBT
      The Company had entered into a Convertible Loan Agreement ("Convertible Loan Agreement") dated July 3, 1997, pursuant to which the Company issued $15 million of convertible subordinated notes. In March 1999, the Company defaulted under certain financial covenants of the Convertible Loan Agreement, and in July 1999 the Company defaulted in the payment of interest due on the convertible subordinated notes as required by the senior lenders. On October 22, 1999, the Company and the holders of the convertible subordinated notes entered into a First Amendment to the Convertible Loan Agreement (the "First Amendment") which waived existing defaults under the Convertible Loan Agreement, provided consent to the New Credit Facility, and modified the financial covenants in the Convertible Loan Agreement to conform to the financial covenants in the New Credit Facility. In addition, the First Amendment increased the interest rate from 8.5% to 10.5% per annum, changed the convertible debentures' final maturity date from June 30, 2004 to December 31, 2000, and adjusted the conversion price from $16 per share of common stock to the lesser of (i) $16 per share and (ii) the greater of $6 per share or the average closing price of the Company's common stock for the 30 days following October 22, 1999. Principal is payable monthly commencing June 30, 2000 at a rate of 1% of the outstanding principal balance, with the remaining unpaid balance due at final maturity. In connection with the First Amendment, the Company granted the holders of the convertible subordinated debentures a first lien on its 51% interest in its Los Angeles warehouse and a second lien on substantially all its other assets. The First Amendment also includes limitations on the issuance of stock options to employees, and entitles the holders to two advisory board positions. The First Amendment also provides for permanent Board seats, as well as limitations on the total number of board seats and a possible reset of the conversion price if the outstanding debentures have not been converted or paid in full by final maturity.

SETTLEMENT OF LITIGATION & RESTRUCTURING OF ACE NOTE
      On October 25, 1999, the Company entered into a Settlement Agreement that provides for the dismissal of the outstanding action instituted against the Company by the sellers and stockholders of Expo Management Co., formerly Ace Novelty Co., Inc., ("Stockholders") and the related counter suit by the Company. Under the terms of the Settlement Agreement, both parties agreed to the mutual release of certain

             PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. RESTRUCTURING   AND   REFINANCING  OF  NOTES  PAYABLE  AND  LONG-TERM  DEBT
(CONTINUED)

matters and claims arising from or related to the Company's acquisition of Ace Novelty Co., the issuance by the Company of a promissory note in the amount of $637,000 to the Stockholders in final payment of amounts due in connection with the Company's acquisition of Ace Novelty Co., payment of $50,000 upon execution and the assumption by the Company's Chairman of the Company's obligation in the amount of approximately $1.7 million to purchase the Stockholders' remaining 49% interest in the Company's distribution center located in Los Angeles, California. The promissory note payable to the Stockholders bears interest at the rate of 8% per annum; calls for monthly principal payments of $60,000 plus accrued interest beginning November 1999 and is subject to a personal guaranty by the Chairman. The Company will continue to lease the 49% interest in the Company's Los Angeles distribution center from the Chairman pursuant to the terms of the existing lease agreement.



6.    WRITE-OFF OF ACCOUNTS RECEIVABLE

      During the third quarter of fiscal 1999, the Company wrote-off $2.2 million of trade accounts receivable from one of its distributors as a result of the commencement of insolvency proceedings by the Company's former distributor in Mexico. The write-off was included in selling, general and administrative expenses.

      In the fourth quarter of fiscal 1999, the Company recorded allowance for doubtful account provisions totaling $1.7 million related to non-performing trade receivables from two Latin American customers, $742,000 for the balance of a non-performing note receivable from the purchaser of Restaurants Universal, and $826,000 for other specific non-performing receivables.

      On October 6, 1999, the Company purchased substantially all of the assets, principally inventory, and assumed certain liabilities, with a net value of $1.9 million, of South Florida Toys & Novelties, Inc. ("SFT"), the Company's distributor based in Miami, Florida in exchange for the cancellation of amounts due to the Company from SFT totaling $2.8 million. A provision for the loss based on the difference between the net assets acquired and the balance due to the Company of approximately $1.0 million, less a previously established allowance for doubtful accounts of approximately $300,000, was recorded at July 31, 1999 and is included in selling, general and administrative expenses.

7.  INVENTORIES

      Inventories consist of the following:
                                                            JULY 31,
                                                 -------------------------------
                                                    1999                 1998
                                                 -----------         -----------
Purchased for resale ...................         $68,592,189         $72,325,886
Operating supplies .....................             524,710             287,244
     Total .............................         $69,116,899         $72,613,130
                                                 -----------         -----------


      Replacement cost of inventories approximates LIFO cost at each of the balance sheet dates. At July 31, 1999 and 1998 inventories in the amount of $40.1 million and $45.3 million, respectively, were valued using the FIFO and specific identification methods. The excess current cost over the LIFO value of inventories was $215,000 at July 31, 1999 and 1998.

             PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.  INVENTORIES (CONTINUED)

      In the fourth quarter of fiscal 1999, the Company recorded a provision of $4.5 million to write-down the carrying value of certain slow or non-moving inventory items to their estimated net realizable values.

7.    PROPERTY AND EQUIPMENT

    Property and equipment consists of the following:

                                                           JULY 31,
                                                 ----------------------------
                                                     1999            1998
                                                 ------------    ------------
     Buildings ...............................   $  3,740,275    $  3,379,773
     Land ....................................      1,240,729       1,207,729
     Equipment ...............................     14,783,215      11,656,496
     Vehicles ................................        744,278         707,006
     Computer equipment ......................      3,555,294       2,524,361
     Software ................................      6,603,820       1,455,071
     Leasehold improvements ..................      2,825,698       2,213,263
                                                 ------------    ------------
                                                   33,493,309      23,143,699
                                                 ------------    ------------
     Accumulated depreciation and amortization     (7,634,164)     (5,228,701)
                                                 ------------    ------------
                                                 $ 25,859,145    $ 17,914,998

      Included in property and equipment in the accompanying consolidated balance sheets are the following assets held under capital leases:

                                                           JULY 31,
                                                 ----------------------------
                                                     1999            1998
                                                 ------------    ------------
     Equipment ...............................   $  2,892,054    $  1,525,726
     Computer equipment ......................      2,629,563       1,073,019
     Accumulated depreciation ................       (801,752)       (766,800)
                                                 ------------    ------------
                                                 $  4,719,865    $  1,831,945
                                                 ------------    ------------

             PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.    NOTES PAYABLE AND LONG-TERM DEBT

      The following classifications and maturities of amounts outstanding at July 31, 1999 are based on the refinancing and restructuring completed on October, 25, 1999 (See Note 5):

                                                                         JULY 31,
                                                                ----------------------------
                                                                    1999            1998
                                                                ------------    ------------
NOTES PAYABLE:
  Revolving lines of credit .................................   $ 29,982,533    $ 14,760,950
                                                                ============    ============
LONG-TERM DEBT:
  Convertible subordinated debentures .......................   $ 15,000,000    $ 15,000,000
  Term loan .................................................      2,410,000       7,200,000
  Notes payable to banks, financing companies, and other due in monthly installments with interest rates ranging from
     7.4% to 12.0% collaterized by equipment ................      1,385,405       1,053,396
                                                                ------------    ------------
                                                                $ 18,795,405    $ 23,253,396
                                                                ------------    ------------
  Less current maturities ...................................     (1,953,487)     (3,393,149)
                                                                ------------    ------------
                                                                $ 16,841,918    $ 19,860,247
                                                                ============    ============

The aggregate amount of maturities on long-term borrowings as of July 31, 1999 were as follows:

                         Year ended July 31:
                                       2000                $ 1,948,564
                                       2001                 15,148,008
                                       2002                    425,782
                                       2003                    413,436
                                       2004                    413,436
                                     Beyond                    446,179
                                                        ---------------
                                                           $18,795,405
                                                        ===============
CREDIT FACILITY
      In June 1996, the Company entered into a $65 million Credit Facility the ("Old Credit Facility") which included a $53 million revolving line of credit commitment, subject to availability under a borrowing base calculated by reference to the level of eligible accounts receivable and inventory, and a $15 million sublimit for the issuance of letters of credit. The Old Credit Facility also included a $12 million term loan, which required sixty equal monthly principal payments of $200,000 plus accrued interest beginning August 1, 1996, with the last payment due and payable on June 20, 2001. During fiscal 1999, the Old Credit Facility was amended reducing the total revolving line of credit commitment to an aggregate amount of $35 million. The Old Credit Facility's maturity was extended, through a series of short-term extensions, to October 29, 1999. On October 25, 1999, the Company entered into a New Credit Facility with another lender that matures October 24, 2002 (See Note 5).

             PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.    NOTES PAYABLE AND LONG-TERM DEBT (CONTINUED)

      Interest on borrowings outstanding under the Old Credit Facility's revolving line of credit is payable monthly at an annual rate equal to, at the Company's option, (i) the Bank's Alternate Base Rate or (ii) the LIBOR rate plus 2.00%. The weighted average interest rate was 8.0% at July 31, 1999 and 8.50% for the year ended July 31, 1998. For amounts outstanding under the term loan, interest is payable monthly in arrears at an annual rate equal to, at the Company's option, (i) the Bank's Alternate Base Rate plus 0.25% or (ii) the LIBOR rate plus 2.25%. The weighted average interest rate was 8.25% at July 31, 1999 and 8.75% for the year ended July 31 1998. The Old Credit Facility is collateralized by a first lien on substantially all of the Company's domestic assets, and 65% of the issued and outstanding stock of its foreign subsidiaries.

      As of July 31, 1999, the Company had $2.1 million in outstanding irrevocable letters of credit under the Old Credit Facility.

      In March 1999, Caribe Marketing and Sales Co., Inc. ("Caribe") entered into a credit facility with a bank that provides for an aggregate commitment of $5.0 million for the issuance of letters of credit and a $1.5 million sublimit for cash advances. Interest accrues at prime minus .75% and is payable monthly, with principal due at maturity, June 30, 2000. The facility is guaranteed by the Company.

CONVERTIBLE DEBT
      During July 1997, the Company completed a private placement of $15 million of 8% Convertible Debentures. The proceeds were used to retire a $3 million subordinated demand note due to a shareholder, provide $3 million as collateral on two lines of credit with banks in Spain and for general corporate purposes. Interest accrues at 8% per annum, payable monthly until maturity on June 30, 2004. Principal is payable commencing June 30, 2000 at a rate of 1% of the outstanding balance monthly, with the remaining balance due at maturity. The debt is convertible into the Company's common stock at any time during the loan period. Pursuant to the terms of the Convertible Loan Agreement, the conversion price was adjusted from the original $17.00 per share to $16.00 per share as a result of the December 1997 offering of the Company's common stock at $16.00 per share. The debenture holders may force redemption if there is a change of control of the voting stock, two-thirds of the Board changes without approval of the holders, or the Company's stock cannot be publicly traded. The Company incurred costs of approximately $731,000 in connection with the issuance of the convertible debentures. Such costs were capitalized and are being amortized to interest expense over the term of the convertible debentures on a straight-line basis, which approximates the interest method.

      On October 25, 1999, the Company restructured its Convertible Debentures (See Note 5).

10.  COMMITMENTS AND CONTINGENCIES

CAPITAL LEASES
      The Company leases equipment under capital lease agreements that expire at various dates through 2003. The lease agreements generally provide purchase options and require the Company to pay property taxes, utilities and insurance.

             PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

      Future minimum lease payments under capital leases at July 31, 1999 are as follows:

         Year ended July 31:
                  2000                             $1,701,911
                  2001                             $1,176,026
                  2002                                699,375
                  2003                                 81,714
                  2004                                 23,938
                                                   ----------
         Total minimum lease payments               3,682,964
         Less amounts representing interest          (325,227)
                                                   ----------
         Less current portion                       3,357,737
         Long-term obligations under capital
         leases                                     1,701,911
                                                   ----------
                                                   $1,655,826

OPERATING LEASES
      The Company leases equipment, vehicles and operating facilities, consisting primarily of warehouse, distribution and office space, under operating leases expiring at various dates through 2007. The lease agreements generally provide renewal options and require the Company to pay property taxes, utilities and insurance. Rent expense under operating leases was $4.2 million, $2.1 million and $2.5 million for the years ended July 31, 1999, 1998 and 1997, respectively.

      Minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at July 31, 1999 are as follows:

                  Year ended July 31:
                           2000                     $ 2,424,189
                           2001                       1,907,764
                           2002                       1,827,512
                           2003                       1,640,545
                           2004                       1,075,318
                  Thereafter                          3,643,839
                                                    -----------
                          Total minimum lease       $12,519,167
                                                    ===========

ROYALTIES
      The Company markets its products under a variety of licensed trademarks for which the Company pays associated royalties based on sales of the related products. Approximately 70.1%, 64.2% and 59.7% of the Company's net sales in fiscal 1999, 1998 and 1997, respectively, were derived from product lines based on licensed entertainment characters or corporate trademarks. The Company's products based on licensed trademarks for Looney Tunes' characters accounted for 46.8%, 50.6% and 37.5% of net sales in fiscal 1999, 1998 and 1997, respectively. No other license accounted for more than 10% of the Company's net sales. Some licenses are renewable at the option of the Company upon payment of certain minimum guaranteed payments or the attainment of certain sales levels during the initial term of the license. However, there can be no assurance that the Company will be able to renew its most successful licenses, or obtain new licenses. Substantially all of the license agreements are for periods of one to three years and include guaranteed

             PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS minimum royalty payments and advertising commitments over the life of the agreements. Royalty expense is recorded based on sales for the period multiplied by the contractual royalty rate specified in the related licenses and included in cost of sales.

      The Company has estimated that projected future revenues over the remaining terms of three significant license agreements will be insufficient to allow the Company to earn-out the guaranteed minimum royalties advanced or required to be paid to the licensor over the remaining terms of the agreements that commenced in 1998 and will end in fiscal 2001. Accordingly, the Company recorded a provision totaling $14.9 million in the fourth quarter of fiscal 1999 for the estimated guaranteed minimum royalty shortfall associated with these licenses and is reflected in cost of sales in the accompanying consolidated statement of operations.

In addition, two of the three above indicated licenses also require the Company to incur certain types and amounts of advertising and promotional expenditures relative to the licensed properties. Given the level of advertising and promotional expenditures incurred to date by the Company, the risk exists that the Company will not meet the advertising commitments specified in the license agreements. Accordingly, the Company's failure to meet these commitments by the expiration date of the licenses could impact its ability to obtain a renewal on favorable terms, if at all, or secure additional licenses from the licensor. The Company is in the process of negotiating extensions of the license terms and concessions relative to the remaining guaranteed minimum royalties and the advertising commitments. These negotiations are expected to be completed by the end of the first quarter of calendar 2000, however, there can be no assurance that the Company will be able to secure the extensions or concessions it is seeking from the licensor.

      Future unpaid or unaccrued guaranteed minimum royalty obligations, in the aggregate amount of $8.4 million, are due in various amounts through fiscal 2002.

LETTERS OF CREDIT
      The Company had commitments in the normal course of business, including outstanding irrevocable letters of credit and bankers' acceptances to certain banks approximating $2.1 million at July 31, 1999, relating primarily to the purchase of merchandise from various third-party overseas manufacturers. Liabilities under letters of credit are recorded when the Company is notified that merchandise has been shipped.

      As of July 31, 1999, the Company's Spanish subsidiary had $1.0 million outstanding in irrevocable letters of credit.

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

             PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

      In December 1997, a legal action was instituted against the Company by an individual alleging claims for unfair competition (misappropriation), breach of contract, breach of implied in fact contract, and quasi contract in connection with alleged infringement resulting from the sale of Tornado Taz(TM). The plaintiff seeks to recover the Company's profits on the sale of the toy in question which could be as much as $2 million or more, or alternatively the plaintiff may seek to recover royalties as a measure of damages. The Company responded by denying the essential allegations of the complaint and by filing counterclaims. The plaintiff filed motions for summary judgement for dismissal of the claims and counterclaims. On January 21, 1999, a judge in the United States District Court Southern District of New York granted both the defendant's and plaintiff's motions for summary judgement dismissing the claims and counterclaims. On February 19, 1999, the plaintiff filed a notice of appeal with respect to the court's granting the Company's motion for summary judgement. The Company filed a similar notice on February 25, 1999 regarding the courts granting plaintiffs motion for summary judgement. The matter is pending scheduling by the court of appeals. The Company is vigorously contesting the claims and management believes that the plaintiff has no basis for its claims.


11.  ADVERTISING EXPENSES

      Advertising expenses consist primarily of costs incurred in the design, development, printing and shipping of Company catalogs, television advertisement costs and a limited number of advertisements in trade publications. The Company implemented a television promotion campaign for the first time in fiscal 1997 in conjunction with the introduction of the Talkin' Tots(TM) and Tornado Taz(TM). In fiscal 1999, the television advertising costs were incurred principally in conjunction with Talkin Tunes and Tornado Taz(TM), and in fiscal 1998, the television advertising costs were incurred principally in conjunction with Talkin' Tots(TM), Talkin' Tunes and Tornado Taz(TM). The Company's total television advertising expenses were $1.9 million, $5.7 million and $1.3 million during fiscal 1999, 1998 and 1997, respectively. The Company's total advertising expenses, including television advertisement costs, were $5.8 million, $7.6 million and $2.7 million during fiscal 1999, 1998 and 1997, respectively.

             PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  INCOME TAX

      Income tax provision (benefit) is as follows:

                                                                            YEAR ENDED JULY 31,
                                                               --------------------------------------------
                                                                   1999            1998            1997
                                                               ------------    ------------    ------------
Federal:
  Current provision (benefit) ..............................   $ (2,825,777)   $  2,914,676    $    974,246
  Deferred provision (benefit) .............................       (654,059)       (503,290)        554,229
                                                               ------------    ------------    ------------
    Total Federal ..........................................     (3,479,836)      2,411,386       1,528,475
                                                               ------------    ------------    ------------
State - current ............................................           --           441,827         255,102
                                                               ------------    ------------    ------------
Foreign - current ..........................................        539,532       1,693,974         940,573
                                                               ------------    ------------    ------------
  Net provision (benefit) for income taxes .................   $ (2,940,304)   $  4,547,187    $  2,724,150
                                                               ------------    ------------    ------------
     Reconciliations of the differences between income taxes computed at the Federal statutory tax rates and income tax provision are as follows:

                                                                            YEAR ENDED JULY 31,
                                                               --------------------------------------------
                                                                   1999            1998            1997
                                                               ------------    ------------    ------------
Income taxes (benefit) computed at Federal statutory rates .   $(11,276,262)   $  4,417,267    $  3,039,641
Foreign tax differentials ..................................        427,913         (23,834)       (531,107)
Valuation allowance ........................................      8,013,863            --              --
State tax provision ........................................           --           291,606         168,367
Other - net ................................................       (105,818)       (137,852)         47,249
                                                               ------------    ------------    ------------
  Total provision (benefit) ................................   $ (2,940,304)   $  4,547,187    $  2,724,150
                                                               ------------    ------------    ------------

The tax effects of the significant temporary differences that comprise the deferred tax assets and liabilities are as follows:

             PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                      YEAR ENDED JULY 31,
                                                          --------------------------------------------
                                                              1999            1998            1997
                                                          ------------    ------------    ------------
Assets:
  Current:
    Accounts receivable ...............................   $  3,640,719    $  1,515,765    $    707,422
    Capital loss carryover ............................        135,693         135,693         135,693
    Other - net .......................................        867,642         483,848         324,971
  Non-current - net operating losses ..................      5,376,199            --              --
                                                          ------------    ------------    ------------
      Gross deferred tax assets .......................     10,020,253       2,135,306       1,168,086
                                                          ------------    ------------    ------------

Liabilities:
  Current - inventory .................................         36,590       1,774,885       1,528,824
  Non-current - basis of property and equipmen1,834,107      1,834,107         878,787         660,918
                                                          ------------    ------------    ------------
    Gross deferred tax liabilities ....................      1,870,697       2,653,672       2,189,742
                                                          ------------    ------------    ------------
    Net deferred tax assets (liabilities) before
    valuation allowance ...............................      8,149,556        (518,366)     (1,021,656)
                                                          ------------    ------------    ------------
    Less valuation allowance ..........................     (8,149,556)       (135,693)       (135,693)
                                                          ------------    ------------    ------------
      Net deferred tax liabilities ....................   $       --      $   (654,059)   $ (1,157,349)
                                                          ------------    ------------    ------------

      Due to the Company's loss in fiscal 1999, the Company has recorded a valuation allowance equal to the net deferred tax asset due to the possibility that the net deferred tax asset may not be realized. Also during fiscal 1998 and 1997, the Company recorded a valuation allowance on the capital loss carryover as management is uncertain that the Company will be able to realize the benefit in future periods.

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

      As of July 31, 1999, the Company had net operating loss carryfowards of approximately $15.8 million that expire in fiscal 2019 and are available to offset future taxable income.

             PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  SHAREHOLDERS' EQUITY

SECONDARY OFFERING
      On December 2, 1997, the Company sold 2,300,000 shares of its common stock in a follow-on public offering at a price of $16.00 per share. The total number of shares sold included 300,000 related to underwriters' over-allotment option, which was exercised in full. The net proceeds from the issuance and sale of common stock amounted to $34.1 million after deducting underwriters' discounts and other expenses. In December 1997, a portion of the net proceeds was used to repay indebtedness of approximately $21.3 million outstanding under the Old Credit Facility and $12.8 million was used to fund the Company's operations.

STOCK OPTIONS
      The Company has a Non-Qualified Stock Option Plan and a 1994 Incentive Plan (the "Plans"). The Company has reserved 1,300,000 shares of its common stock for issuance upon exercise of options granted or to be granted under these Plans. The vesting period for options generally ranges from six months to five years from the date of the grant. Under the Plans, and at the discretion of the Board of Directors, awards may be granted to officers and employees of the Company in the form of incentive stock options and restricted stock. Stock options may be exercised at a purchase price determined by the Board of Directors, provided that the exercise price per share shall be an amount not less than 100% of the fair market value on the date the option is granted or 110% of fair market value for beneficial owners of 10% or more of the Company's outstanding shares. The maximum term for Stock Options granted under the Plans is generally ten years; the maximum term is five years for incentive stock options granted to shareholders who own 10% or more of the Company's Common Stock).

      In January 1997, the Company granted options to purchase 200,000 shares of the Company's common stock at $8.00 per share, in connection with an officer's employment agreement. These options vest equally from February 1, 1997 through February 1, 2002. The Company recognized $140,000 of compensation expense in both fiscal 1999 and 1998 and $81,667 in fiscal 1997 and has a balance of $338,333, $478,333 and $618,333 in unearned compensation as of July 31, 1999, 1998 and 1997, respectively, related to these options.

      In fiscal 1997, the Company's Board of Directors voted that options granted to officers of the Company prior to December 1996 be re-priced to the fair market value on the date of re-pricing, which was $11.00, or 110% of fair market value for beneficial owners. The resolution was approved at the Annual Meeting of Shareholders on December 11, 1997. The number of shares re-priced was 159,000. The original exercise price of the shares ranged from $13.475 to $14.58. Such options shall vest as originally granted.

      The  Company  has adopted  the  disclosure-only  provisions  of SFAS No.
123,   "Accounting   for   Stock   Based   Compensation".    Accordingly,   no
compensation expense has been recognized for the stock plan.

             PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  SHAREHOLDERS' EQUITY (CONTINUED)

      A summary of the status of the Company's stock options as of July 31, 1999, 1998, and 1997 and the changes during the year ended on those dates is presented below:

                                                          FISCAL YEARS ENDED JULY 31,
                             ---------------------------------------------------------------------------------------
                                         1999                          1998                         1997
                             ---------------------------   ---------------------------   ---------------------------
                                              WEIGHTED                      WEIGHTED                     WEIGHTED
                              # SHARES OF     AVERAGE      # SHARES OF      AVERAGE      # SHARES OF     AVERAGE
                               UNDERLYING     EXERCISE      UNDERLYING      EXERCISE      UNDERLYING     EXERCISE
                                OPTIONS        PRICES         OPTIONS        PRICES         OPTIONS       PRICES
                             ------------   ------------   ------------   ------------   ------------   ------------
Outstanding at beginning
  of year ................      1,833,000   $      15.32        959,800   $      10.71        624,000   $      12.29
Granted ..................         11,000   $       7.25      1,034,000   $      18.99        412,000   $       9.66
Exercised ................           --     $       --          111,900   $      11.82         20,200   $      12.57
Forfeited ................        114,600   $      17.23         24,140   $      13.47         49,300   $      11.28
Expired ..................        215,300   $      15.76         24,760   $      11.10          6,700   $      13.73
Outstanding at end of year      1,514,100   $      15.31      1,833,000   $      15.32        959,800   $      10.71
Exercisable at end of year        973,910   $      14.87        562,640   $      12.76        394,700   $      12.10

                                    1999                1998               1997
                                    ----                ----               ----
Weighted-average fair value of
  options granted at premium          -                   -                $1.83
Weighted-average fair value of
  options granted at-the-money      $3.33              $7.26               $3.62
Weighted-average fair value of
  granted at a discount               -                   -                $5.81
Weighted-average fair value of
  modifications to options            -                   -                $1.09

      The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for all grants in 1999, 1998 and 1997: dividend yield of 0.00%; risk-free interest rate of from 4.64% to 6.07%; an expected life of options of 5 years for 10-year options and expected life of 2.5 years for 5-year options; and a volatility of 45.6%, 30.4% and 23.6% in fiscal 1999, 1998 and 1997, respectively.

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

             PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  SHAREHOLDERS' EQUITY (CONTINUED)

Options outstanding as of July 31, 1999 are summarized below:

                                             OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                                  ------------------------------------------   ---------------------------
                                               WEIGHTED AVERAGE                                  WEIGHTED
   RANGE OF                           NUMBER       REMAINING   WEIGHTED AVERAGE   NUMBER         AVERAGE
EXERCISE PRICES                    OUTSTANDING CONTRACTUAL LIFE EXERCISE PRICE  EXERCISABLE   EXERCISE PRICE
                                  ------------   ------------   ------------   ------------   ------------
$7.25 to $13.00 ...............        467,000           7.24   $       9.48        326,600   $       9.97
$13.01 to $15.95 ..............        235,600           5.83   $      14.12        220,710   $      14.06
$15.96 to $19.63 ..............        811,500           8.23   $      19.02        426,600   $      19.05
                                  ------------   ------------   ------------   ------------   ------------
$7.25 to $19.63 ...............      1,514,100           7.55   $      15.32        973,910   $      14.87
                                  ------------   ------------   ------------   ------------   ------------

      According to the terms of the Convertible Debenture Agreement, as amended on October 22, 1999, the Company's ability to issue stock options to employees is limited to the amount of options held by employees in the aggregate as of the date of the amendment.

NON-EMPLOYEE STOCK OPTIONS
        In addition to the options described above, the Company granted 3,000 non-employee stock options with an exercise price of $13.48 to a non-employee during fiscal 1995. During fiscal year 1998, the non-employee exercised 1,800 options. As of July 31, 1999, 1,200 non-employee stock options were outstanding with a remaining contractual term of 7.85 years.

PRO FORMA NET INCOME AND NET INCOME PER COMMON SHARE
      Had the compensation cost for the Company's Plans been determined consistent with SFAS 123, the Company's net income (loss) and net income (loss) per common share for fiscal 1999 and 1998 would approximate the pro forma amounts below:

                                      AS REPORTED      PRO FORMA     AS REPORTED     PRO FORMA
                                        7/31/99         7/31/99         7/31/98        7/31/98
                                     ------------    ------------    ------------   ------------
SFAS 123 charge ..................           --      $  1,538,265            --     $  1,501,047
APB 25 charge ....................   $    140,000    $    140,000    $    140,000   $    140,000
Net income (loss) ................   $(30,230,347)   $(31,628,612)   $  8,444,775   $  7,083,728
Net income (loss) per common share   $      (4.12)   $      (4.31)   $       1.30   $       1.09

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

      The Company issued to the Sellers of Ace, a warrant to purchase up to 35,000 shares of the Company's common stock at a price per share of $14.90. The warrant is exercisable for a period of five years beginning June 20, 1997. The estimated value of the warrant of $245,350 was recorded as an increase in goodwill, with an offsetting increase in additional paid-in capital.

             PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  SHAREHOLDERS' EQUITY (CONTINUED)

      In connection with the execution of certain license agreements in January 1998, the Company issued to Warner Bros. Consumer Products, a division of Time Warner Entertainment Company, L. P., a warrant (the "Warner Bros. Warrant") to purchase up to 100,000 shares of the Company's common stock at a price per share of $15.4375. The warrant may be exercised in full or in part between January 1, 1998 and December 31, 2000.

PREFERRED STOCK
      Pursuant to the Company's Articles of Incorporation, the Board is authorized to issue up to 10,000,000 shares of Preferred Stock, in one or more series, and is authorized to fix the dividend rights, or rates, any conversion rights or rights of exchange or redemption, any voting right, any rights and terms or prices of redemption (including sinking fund provisions), the liquidation preferences and any other rights, preferences, privileges and restrictions of any series of Preferred Stock as well as the number of shares and series designation. The Company has never issued any Preferred Stock and there were no shares of Preferred Stock outstanding as of July 31, 1999 or 1998.

14.  ACQUISITION

      In March 1999, the Company, through a wholly-owned subsidiary, acquired substantially all of the assets and certain liabilities of Caribe for the purchase price of $2.5 million consisting of 80,000 shares of the Company's common stock, and the assumption of a seller note. The shares had a fair market value of $500,000 at the date the transaction was announced. The Company incurred $45,500 in costs directly related to the acquisition. The acquisition has been accounted for using the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based on the fair values at the date of the acquisition. The excess of the purchase price over net assets acquired resulted in goodwill of $2.8 million, which is being amortized on a straight-line basis over 20 years. Caribe's operating results have been included in the Company's consolidated financial statements since the date of the acquisition.

15.  TRANSACTIONS WITH RELATED PARTIES

      The principal shareholder leases seven land and building packages to third parties with whom the Company incurred costs of $142,000, $436,000, and $700,000 million in the years ended July 31, 1999, 1998 and 1997, respectively, for revenue sharing arrangements in connection with the Company's vending operations.

      One of the Company's directors is affiliated with an insurance agency that provided certain property, casualty and liability insurance to the Company in fiscal years 1998 and 1997. The Company paid premiums on policies issued by the affiliated insurance agency totaling $272,600 and $956,000 during fiscal year 1998 and 1997, respectively. Such payments amounted to 50.8% and 100.0% in fiscal 1998 and 1997, respectively, of all payment made by the Company to all insurance agents for such coverage.

             PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.  SUPPLEMENTAL CASH FLOW DISCLOSURES

      Supplemental cash flow information with respect to payments of interest and income taxes is as follows:

                                                YEAR ENDED JULY 31,
                                    --------------------------------------------
                                       1999             1998             1997
                                    ----------       ----------       ----------
Interest paid ...............       $4,377,084       $3,948,834       $3,794,534
Income taxes paid ...........          602,570        2,565,861          942,437

      The Company incurred capital lease and other debt obligations of $2.4 million, $1.6 million and $1.2 million in the years ended July 31, 1999, 1998 and 1997, respectively.

      The Company recorded $700,000 as deferred compensation related to the options to purchase up to 200,000 shares of common stock, granted to an officer in January 1997. At July 31, 1999, the unamortized balance was $338,333.

      In fiscal year 1998, in connection with the Warner Bros. Warrant (see Note
13), the Company recorded $522,000 as a prepaid royalty with an offsetting increase in additional paid-in capital. The prepaid royalty is being amortized to expense on a straight-line basis over the life of the related licenses, which terminate December 2000.

      The Company issued 80,000 shares of the Company's common stock with a value of $500,000 on the date of acquisition and recorded a reduction of accounts receivable from Caribe of approximately $2.0 million in connection with the acquisition of Caribe.

             PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

      Summarized operating results of the Company by quarter for fiscal years 1999 and 1998 are presented as follows (in thousands, except per share data).

                                                                            1999
                                                         -------------------------------------------
                                                          FIRST      SECOND       THIRD      FOURTH
                                                         QUARTER     QUARTER     QUARTER     QUARTER
                                                         --------   --------    --------    --------
Net sales ............................................   $ 55,727     28,432      35,683      36,673
Gross profit (loss) ..................................     16,774      9,019      10,725      (9,585)
Operating income (loss) ..............................      3,410     (2,363)     (4,480)    (25,443)
Net income (loss) ....................................      1,426     (1,912)     (3,609)    (26,135)

Net income (loss) per share - basic ..................       0.20      (0.26)      (0.49)      (3.57)
Net income (loss) per share - diluted ................       0.20      (0.26)      (0.49)      (3.57)

                                                                            1998
                                                         -------------------------------------------
                                                          FIRST      SECOND       THIRD      FOURTH
                                                         QUARTER     QUARTER     QUARTER     QUARTER
                                                         --------   --------    --------    --------
Net sales ............................................   $ 58,418   $ 30,867    $ 37,262    $ 51,556
Gross profit .........................................     20,538     10,837      12,746      17,226
Operating income .....................................      6,505        912       3,447       6,395
Net income ...........................................      3,457         41       1,686       3,261

Net income per share - basic .........................       0.71       0.01        0.23        0.45
Net income per share - diluted .......................       0.58       0.01        0.22        0.41


(1) Includes provisions for guaranteed minimum royalty shortfalls of $14.9 million, inventory write-down reserves of $4.5 million, and specific allowances for doubtful accounts of $4.1 million.

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

   3.1 Amended Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Registration Statement on Form S-1, File No. 33-92204) incorporated herein by reference.

   3.2 Amended and Restated Bylaws of the Company (filed as Exhibit 3.2 to the Registration Statement on Form S-1, File No. 33-92204), incorporated herein by reference.

   4.1 Specimen of Common Stock Certificate (filed as Exhibit 4.1 to the Registration Statement on Form S-1, File No. 33-92204) incorporated herein by reference.

   4.2 Form of Warrant Agreement and Form of Warrant (filed as Exhibit 4.2 to the Registration Statement on Form S-1, File No. 33-92204), incorporated herein by reference.

   4.3 Form of Play By Play Toys & Novelties, Inc. Grant of Incentive Stock Option (filed as Exhibit 4.3 to the Registration Statement on Form S-1, File No. 33-92204) incorporated herein by reference.

   4.4 Form of Play By Play Toys & Novelties, Inc. Non-qualified Stock Option Agreement (filed as Exhibit 4.4 to the Registration Statement on Form S-1, File No. 33-92204) incorporated herein by reference.

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

EXHIBIT
NUMBER                           DESCRIPTION OF EXHIBITS
-------                          -----------------------

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

EXHIBIT
NUMBER                          DESCRIPTION OF EXHIBITS
-------                         -----------------------

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

   10.16 First Amendment to Convertible Loan Agreement made as of October 22, 1999, by and among the Company, Renaissance Capital Group, Inc., and the Convertible Lenders party to the original Convertible Loan Agreement.

   10.17 Loan and Security Agreement dated October 25, 1999 by and among Congress Financial Corporation (Southwest), the Company, Ace Novelty Co., Inc., Newco Novelty, Inc., and Friends, Food & Games, Inc.

   23.1  Consent of PricewaterhouseCoopers LLP

   27    Financial Data Schedule

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Shareholders and Board of Directors of Play By Play Toys & Novelties, Inc. and Subsidiaries

Our audits of the consolidated financial statements referred to in our report dated November 12, 1999 appearing on page F-2 of this 1999 Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 14 (a) (2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Austin, Texas
November 12, 1999

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                               BALANCE          ADDITIONS                            BALANCE
                                             AT BEGINNING    CHARGED TO COSTS                         AT END
                                              OF PERIOD       AND EXPENSES       DEDUCTIONS*        OF PERIOD
                                           ---------------   ---------------   ---------------   ---------------
Allowance for doubtful accounts:
Year ended July 31, 1997 ...............         1,621,603         2,024,847           432,797         3,213,653
Year ended July 31, 1998 ...............         3,213,653         2,173,736           125,336         5,262,053
Year ended July 31, 1999 ...............         5,262,053         6,330,132         3,615,201         7,976,984

                                                                                                 ---------------
*Net of recoveries of $30,000, $56,987, and $24,406 in 1999, 1998, and 1997, respectively.




Reserves for slow moving inventory:
Year ended July 31, 1999 ...............           703,740         4,483,128           292,622         4,894,246