Form 10-Q
period 1999-10-31
PLAY BY PLAY TOYS & NOVELTIES INC
filed 1999-12-15
CIK 945276

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

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1999


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

              FOR THE TRANSITION PERIOD FROM _________ TO _________



                         Commission file number 0-26374


                       PLAY BY PLAY TOYS & NOVELTIES, INC.


             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



            Texas                                        74-2623760
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)


                                  4400 Tejasco
                          San Antonio, Texas 78218-0267
              (Address of principal executive offices and zip code)


                                 (210) 829-4666
              (Registrant's telephone number, including area code)



      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X} No[ ].

   The aggregate number of the Registrant's shares outstanding on December 10, 1999 was 7,395,000 shares of Common Stock, no par value.

================================================================================

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION                                              PAGE
                                                                            ----
  Item 1. Financial Statements:

          Consolidated Balance Sheets as of October 31, 1999 (unaudited)
          and July 31, 1999 ..............................................    3

          Consolidated Statements of Income (unaudited) for the
          Three Months Ended October 31, 1999 and 1998 ...................    4

          Consolidated Statements of Cash Flows (unaudited) for the
          Three Months Ended October 31, 1999 and 1998 ...................    5

          Notes to Consolidated Financial Statements (unaudited) .........    6

  Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations ......................................   11

  Item 3. Quantitative and Qualitative Disclosures About Market Risk .....   16

PART II.  OTHER INFORMATION

  Item 6. Exhibits and reports on Form 8-K ...............................   18

SIGNATURES ...............................................................   21

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                 THREE MONTHS ENDED OCTOBER 31,
                                                -------------------------------
                                                    1999               1998
                                                ------------       ------------
Net sales ...................................   $ 48,034,832       $ 55,726,986
Cost of sales ...............................     33,583,199         38,953,298
                                                ------------       ------------
     GROSS PROFIT ...........................     14,451,633         16,773,688

Selling, general and administrative expenses.     11,632,054         13,363,527
                                                ------------       ------------
     OPERATING INCOME .......................      2,819,579          3,410,161

Interest expense ............................     (1,564,655)        (1,354,780)
Interest income .............................         26,187             57,408
Other income ................................         89,266             81,297
                                                ------------       ------------
     INCOME BEFORE INCOME TAX ...............      1,370,377          2,194,086
                                                ------------       ------------
Income tax provision ........................       (216,372)          (767,859)
                                                ------------       ------------
     NET INCOME .............................   $  1,154,005       $  1,426,227
                                                ============       ============

Basic earnings per common share:
                                                ------------       ------------
      Net income ............................   $       0.15       $       0.20
                                                ============       ============
Diluted earnings per common share:
                                                ------------       ------------
      Net income ............................   $       0.15       $       0.20
                                                ============       ============
Weighted average shares outstanding:
  Basic .....................................      7,395,000          7,315,000
                                                ------------       ------------
  Diluted ...................................      9,895,000          8,272,008
                                                ------------       ------------

The accompanying notes are an integral part of the consolidated financial statements.

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                  COMMON STOCK                 ADDITIONAL
                                        -------------------------------         PAID-IN           DEFERRED
                                           SHARES             AMOUNT            CAPITAL         COMPENSATION
                                        ------------       ------------       ------------      ------------
Balance, July 31, 1997 ...........         4,901,300              1,000         35,006,539          (618,333)

Comprehensive income:
  Net income .....................
  Foreign currency translation
    adjustments ..................

       Comprehensive income ......


Warrants issued ..................                                                 522,000
Stock issued in secondary
  public offering ................         2,300,000                            34,147,474
Exercise of stock options ........           113,700                             1,310,807
Amortization of deferred
  compensation ...................                                                                   140,000
                                        ------------       ------------       ------------      ------------
Balance, July 31, 1998 ...........         7,315,000              1,000         70,986,820          (478,333)

Comprehensive income (loss):
  Net loss .......................
  Foreign currency translation
    adjustments ..................

       Comprehensive income (loss)

Acquisition of Caribe Marketing ..            80,000                               500,000
Amortization of deferred

  compensation ...................                                                                   140,000
                                        ------------       ------------       ------------      ------------
Balance, July 31, 1999 ...........         7,395,000       $      1,000       $ 71,486,820      $   (338,333)
                                        ============       ============       ============      ============

Comprehensive income (loss):
  Net income .....................
  Foreign currency translation
    adjustments ..................

       Comprehensive income (loss)

Acquisition of Caribe Marketing ..              --                 --
Amortization of deferred
  compensation ...................                                                                    35,000
                                        ------------       ------------       ------------      ------------
Balance, October 31, 1999 ........         7,395,000       $      1,000       $ 71,486,820      $   (303,333)
                                        ============       ============       ============      ============

                                         ACCUMULATED
                                            OTHER             RETAINED           TOTAL
                                        COMPREHENSIVE         EARNINGS        SHAREHOLDERS'
                                        INCOME(LOSSES)       (DEFICIT)           EQUITY
                                        ------------       ------------       ------------

Balance, July 31, 1997 ...........        (2,303,027)        11,582,750         43,668,929

Comprehensive income:
  Net income .....................                            8,444,775          8,444,775
  Foreign currency translation
    adjustments ..................           754,646                               754,646
                                                                              ------------
       Comprehensive income ......                                               9,199,421
                                                                              ------------

Warrants issued ..................                                                 522,000
Stock issued in secondary
  public offering ................                                              34,147,474
Exercise of stock options ........                                               1,310,807
Amortization of deferred
  compensation ...................                                                 140,000
                                        ------------       ------------       ------------
Balance, July 31, 1998 ...........        (1,548,381)        20,027,525         88,988,631

Comprehensive income (loss):
  Net loss .......................                          (30,230,347)       (30,230,347)
  Foreign currency translation
    adjustments ..................        (1,457,827)                           (1,457,827)
                                                                              ------------
       Comprehensive income (loss)                                             (31,688,174)
                                                                              ------------
Acquisition of Caribe Marketing ..                                                 500,000
Amortization of deferred
  compensation ...................                                                 140,000
                                        ------------       ------------       ------------
Balance, July 31, 1999 ...........      $ (3,006,208)      $(10,202,822)      $ 57,940,457
                                        ============       ============       ============

Comprehensive income (loss):
  Net income .....................                            1,154,005          1,154,005
  Foreign currency translation
    adjustments ..................          (650,239)                             (650,239)
                                                                              ------------
       Comprehensive income (loss)                                                 503,766
                                                                              ------------
Acquisition of Caribe Marketing ..                                                      --
Amortization of deferred
  compensation ...................                                                  35,000
                                        ------------       ------------       ------------
Balance, October 31, 1999 ........      $ (3,656,447)      $ (9,048,817)      $ 58,479,223
                                        ============       ============       ============

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                         THREE MONTHS ENDED OCTOBER 31,
                                                                         -----------------------------
                                                                             1999              1998
                                                                         -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ......................................................      $ 1,154,005       $ 1,426,227
  Adjustments to reconcile net income to
   net cash provided by (used in) operating activities:
     Depreciation and amortization ................................          758,171           680,018
     Provision for doubtful accounts receivable ...................          327,379           495,325
     Deferred income tax provision ................................             --             269,510
     Amortization of deferred compensation ........................           35,000            35,000
     Loss on sale of property and equipment .......................            7,031            62,507
     Change in operating assets and liabilities:
       Accounts and notes receivable ..............................       (3,786,319)       (5,204,249)
       Inventories ................................................        7,231,978         3,534,325
       Prepaids and other assets ..................................        1,744,617          (572,943)
       Accounts payable and accrued liabilities ...................       (3,204,824)       (1,619,628)
       Income taxes payable .......................................          240,651           637,276
                                                                         -----------       -----------
          Net cash provided by (used in) operating activities .....        1,018,455          (256,632)
                                                                         -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment ..............................         (731,806)       (2,403,781)
  Proceeds from sale of property and equipment ....................           36,146             5,989
                                                                         -----------       -----------
          Net cash used in investing activities ...................         (695,660)       (2,397,792)
                                                                         -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowing (repayments) under Revolving Credit Agreements ....       (1,673,221)        5,918,552
  Repayment of long-term debt .....................................         (323,307)         (608,243)
  Repayment of capital lease obligations ..........................         (446,018)         (219,529)
  Increase in book overdraft ......................................        2,935,053         1,086,060
                                                                         -----------       -----------
          Net cash provided by financing activities ...............          492,507         6,176,840
                                                                         -----------       -----------
EFFECT OF FOREIGN CURRENCY EXCHANGE RATES .........................         (650,239)        1,568,637
                                                                         -----------       -----------
          Increase in cash and cash equivalents ...................          165,063         5,091,053
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ..................        2,345,634         3,024,028
                                                                         -----------       -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ........................      $ 2,510,697       $ 8,115,081
                                                                         ===========       ===========

Non-cash financing and investing activity - capital leases incurred      $   293,306       $   105,817
                                                                         ===========       ===========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                OCTOBER 31,           JULY 31,
                                                                    1999                1999
                                                               -------------       -------------
                                                                (UNAUDITED)
Current assets:
     Cash and cash equivalents ..........................      $   2,510,697       $   2,345,634
     Accounts and notes receivable, less allowance for
          doubtful accounts of $7,280,601  and $7,976,984         39,701,987          36,243,047
     Inventories ........................................         61,884,921          69,116,899
     Prepaid expenses ...................................          3,957,945           2,811,776
     Other current assets ...............................               --               468,710
                                                               -------------       -------------
          Total current assets ..........................        108,055,550         110,986,066
     Property and equipment, net ........................         26,228,593          25,859,145
     Goodwill, less accumulated amortization
          of $1,318,724 and $1,187,890 ..................         16,311,942          16,442,777
     Other assets .......................................          3,084,465           2,030,273
                                                               -------------       -------------
          Total assets ..................................      $ 153,680,550       $ 155,318,261
                                                               =============       =============
                            LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Book overdraft .....................................      $   5,216,500       $   2,281,447
     Notes payable to banks .............................         28,309,312          29,982,533
     Current maturities of long-term debt ...............          1,636,945           1,953,487
     Current obligations under capital leases ...........          1,465,307           1,701,911
     Accounts payable, trade ............................         29,979,480          32,081,780
     Accrued royalties payable ..........................          6,646,286           7,706,423
     Other accrued liabilities ..........................          2,931,808           3,172,479
     Income taxes payable ...............................            440,818                --
                                                               -------------       -------------
          Total current liabilities .....................         76,626,456          78,880,060
                                                               -------------       -------------
Long-term liabilities:
     Long-term debt, net of current maturities ..........          2,133,653           2,140,418
     Convertible subordinated debentures ................         14,701,500          14,701,500
     Obligations under capital leases ...................          1,739,718           1,655,826
                                                               -------------       -------------
          Total liabilities .............................         95,201,327          97,377,804
                                                               -------------       -------------
Commitments and contingencies

SHAREHOLDERS' EQUITY:
     Preferred stock - no par value; 10,000,000 shares
          authorized; no shares issued ..................               --                  --
     Common stock - no par value; 20,000,000 shares
          authorized; 7,395,000 shares issued ...........              1,000               1,000
     Additional paid-in capital .........................         71,486,820          71,486,820
     Deferred compensation ..............................           (303,333)           (338,333)
     Accumulated other comprehensive losses .............         (3,656,447)         (3,006,208)
     Accumulated deficit ................................         (9,048,817)        (10,202,822)
                                                               -------------       -------------
          Total shareholders' equity ....................         58,479,223          57,940,457
                                                               -------------       -------------
          Total liabilities and shareholders' equity ....      $ 153,680,550       $ 155,318,261
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

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The accompanying unaudited consolidated financial statements and related disclosures have been prepared in accordance with generally accepted accounting principles applicable to interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and interim results of Play By Play Toys & Novelties, Inc. and Subsidiaries (the "Company") as of and for the periods presented have been included. Certain amounts in the financial statements for the prior periods have been reclassified to conform to the current year presentation. Because the Company's business is seasonal, results for interim periods are not necessarily indicative of those which may be expected for a full year.

      The financial information included herein should be read in conjunction with the Company's consolidated financial statements and related notes in its Annual Report on Form 10-K for the fiscal year ended July 31, 1999, which is on file with the United States Securities and Exchange Commission.

2. INVENTORIES

      Inventories are comprised of the following:

                                    OCTOBER 31, 1999   JULY 31, 1999
                                    ----------------   -------------

Purchase for resale ...........       $61,431,676       $68,592,189
Operating supplies ............           453,245           524,710
                                      -----------       -----------
   Total ......................       $61,884,921       $69,116,899
                                      ===========       ===========

3. EARNINGS PER SHARE

      Basic earnings per common share were computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share differs from basic earnings per share due to the assumed conversions of dilutive options, warrants and convertible debt outstanding during the period. The calculations of basic and diluted earnings per share for the three-month periods ended October 31, 1999 and 1998 are as follows:


                                                                    THREE MONTHS ENDED OCTOBER 31,
                                         --------------------------------------------------------------------------------
                                                          1999                                         1998
                                         -------------------------------------      -------------------------------------
                                                           COMMON         PER                         COMMON         PER
                                           INCOME          SHARES        SHARE        INCOME          SHARES        SHARE
                                         ----------      ----------      -----      ----------      ----------      -----
Basic EPS:
As reported .......................      $1,154,005       7,395,000      $0.15      $1,426,227       7,315,000      $0.20

Effect of Dilutive Securities:
Options ...........................            --              --         --              --            19,508
Warrants ..........................            --              --         --              --              --
Convertible Subordinated Debentures         329,844       2,500,000      $0.15         194,466         937,500
                                         ----------      ----------      -----      ----------      ----------      -----
DILUTED EPS:                             $1,483,849       9,895,000      $0.15      $1,620,693       8,272,008      $0.20
                                         ==========      ==========      =====      ==========      ==========      =====

      During the three month periods ended October 31, 1999 and 1998, the Company had various amounts of common stock options and warrants outstanding which were not included in the diluted earnings per share calculation because the options and warrants would have been anti-dilutive.

4. COMPREHENSIVE INCOME

      The Company's comprehensive income is comprised of net income and foreign currency translation adjustments. The components of comprehensive income are as follows:

                                  THREE MONTHS ENDED OCTOBER 31,
                                  -----------------------------
                                      1999              1998
                                  -----------       -----------
Net income .................      $ 1,154,005       $ 1,426,227
Foreign currency
  translation adjustment ...         (650,239)        1,568,637
                                  -----------       -----------
Comprehensive income .......      $   503,766       $ 2,994,864
                                  ===========       ===========

5. NEW ACCOUNTING PRONOUNCEMENTS

      In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (August 1, 2000, for the Company). SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in the current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is the type of hedge transaction. The Company believes that the impact of the pronouncement will be minimal, as historically, the Company has not entered into any derivative or hedging transactions.

6.  DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

      In fiscal 1999, the Company adopted SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information", which establishes reporting standards for the way public companies report information about operating business segments in annual and interim reports. While the Company is organized and managed internally by sales and operating divisions, revenues are segmented between retail and amusement customers.

Information about revenue segments is presented below.

                          AMUSEMENT       RETAIL          OTHER          TOTAL
                         ===========    ===========    ===========    ===========
Q1 FY 2000
Net operating revenue    $31,185,535    $16,187,531    $   661,766    $48,034,832
Cost of sales .......     21,299,708     11,905,319        378,172     33,583,199
                         -----------    -----------    -----------    -----------
Gross profit ........      9,885,827      4,282,212        283,594     14,451,633



Q1 FY 1999
Net operating revenue    $37,107,624    $17,958,093    $   661,269    $55,726,986
Cost of sales .......     25,045,502     13,594,803        312,993     38,953,298
                         -----------    -----------    -----------    -----------
Gross profit ........     12,062,122      4,363,290        348,276     16,773,688



The following are sales by geographic areas for the three months ended
October 31:

                                            OCTOBER 31,
                                -----------------------------------
                                    1999                    1998
                                -----------             -----------
Domestic .................      $31,850,942             $39,753,794
Europe ...................        9,992,451               9,329,630
Latin America ............        6,191,439               6,643,562
                                -----------             -----------
                                $48,034,832             $55,726,986

7. RESTRUCTURING AND REFINANCING OF NOTES PAYABLE AND LONG-TERM DEBT

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

      Interest on borrowings outstanding under the revolving line of credit and the term loans is payable monthly at an annual rate equal to, at the Company's option, (i) the Lender's Prime Rate plus 1/4 percent or (ii) the Lender's Adjusted Euro Dollar rate plus 2 3/4%. The New Credit Facility is collateralized by a first lien on substantially all of the Company's domestic assets, and 65% of the issued and outstanding stock of its foreign subsidiaries. Based on the level of the Company's eligible accounts receivable and inventory at October 31, 1999, the Company had $1.4 million of additional borrowing capacity available under the New Credit Facility, all of which could be used to support borrowings under the revolving line of credit or additional letters of credit. The New Credit Facility also calls for certain early termination fees in the event it is terminated before maturity, except in the event of a refinancing by an affiliate of the lender or in connection with certain capital market events. The New Credit Facility contains certain restrictive covenants and conditions among which are a prohibition on the payment of dividends, limitations on further indebtedness, restrictions on dispositions and acquisitions of assets, limitations on advances to third parties and foreign subsidiaries and compliance with certain financial covenants, including a minimum adjusted net worth and a minimum domestic adjusted net worth. In addition, the New Credit Facility prohibits the Company's Chief Executive Officer from reducing his ownership in the Company below specified levels. The Company incurred $1.2 million in costs related to obtaining the New Credit Facility, which is being amortized over the three-year term of the credit facility on a straight-line basis, which approximates the interest method. In addition, the Company expensed $90,000 in unamortized deferred costs related to the Old Credit Facility.

CONVERTIBLE DEBT
      The Company had entered into a Convertible Loan Agreement ("Convertible Loan Agreement") dated July 3, 1997, pursuant to which the Company issued $15 million of convertible subordinated notes. In March 1999, the Company defaulted under certain financial covenants of the Convertible Loan Agreement, and in July 1999 the Company defaulted in the payment of interest due on the convertible subordinated notes as required by the senior lenders. On October 22, 1999, the Company and the holders of the convertible subordinated notes entered into a First Amendment to the Convertible Loan Agreement (the "First Amendment") which waived existing defaults under the Convertible Loan Agreement, provided consent to the New Credit Facility, and modified the financial covenants in the Convertible Loan Agreement to conform to the financial covenants in the New Credit Facility. In addition, the First Amendment increased the interest rate from 8.0% to 10.5% per annum, changed the convertible debentures' final maturity date from June 30, 2004 to December 31, 2000, and adjusted the conversion price from $16 per share to $6 per share of common stock. In addition, the Company granted the holders of the convertible subordinated debentures a first lien on its 51% interest in its Los Angeles warehouse and a second lien on substantially all its other assets. Principal is payable monthly commencing June 30, 2000 at a rate of 1% of the outstanding principal balance, with the remaining unpaid balance due at final maturity. The First Amendment also includes limitations on the issuance of stock options to employees, and entitles the holders to two advisory board positions. The First Amendment also provides for permanent Board seats, as well as, limitations on the total number of board seats and a possible reset of the conversion price if the outstanding debentures have not been converted or paid in full by final maturity.

SETTLEMENT OF LITIGATION & RESTRUCTURING OF ACE NOTE
      On October 25, 1999, the Company entered into a Settlement Agreement that provides for the dismissal of the outstanding action instituted against the Company by the sellers and stockholders of Expo Management Co., formerly Ace Novelty Co., Inc., ("Stockholders") and the related counter suit by the Company. Under the terms of the Settlement Agreement, both parties agreed to the mutual release of certain matters and claims arising from or related to the Company's acquisition of Ace Novelty Co., the issuance by the Company of a promissory note in the amount of $637,000 to the Stockholders in final payment of amounts due in connection with the Company's acquisition of Ace Novelty Co., payment of $50,000 upon execution and the assumption by the Company's Chairman of the Company's obligation in the amount of approximately $1.7 million to purchase the Stockholders' remaining 49% interest in the Company's distribution center located in Los Angeles, California. The promissory note payable to the Stockholders bears interest at the rate of 8% per annum, calls for monthly principal payments of $60,000 plus accrued interest beginning November 1999 and is subject to a personal guaranty by the Chairman. The Company will continue to lease the 49% interest in the Los Angeles distribution center from the Chairman pursuant to the terms of the existing lease agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ARE FORWARD LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY, INCLUDING, WITHOUT LIMITATION, RELATIONSHIPS WITH LICENSORS AND CUSTOMERS, REALIZATION OF ROYALTY ADVANCES, NEW PRODUCT INTRODUCTION, LIQUIDITY AND CAPITAL RESOURCES, AND CAPABILITY TO MANAGE GROWTH, ABILITY TO SOURCE PRODUCTS, CONCENTRATION OF CREDIT RISK, INTERNATIONAL TRADE RELATIONS AND MANAGEMENT OF QUARTER TO QUARTER RESULTS, AND OTHER RISKS DETAILED FROM TIME TO TIME IN THE COMPANY'S SEC REPORTS, INCLUDING THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED JULY 31, 1999 (SEE "RISK FACTORS" IN SUCH FORM 10-K). UPDATED INFORMATION WILL BE PERIODICALLY PROVIDED BY THE COMPANY AS REQUIRED BY THE SECURITIES EXCHANGE ACT OF 1934.


RESULTS OF OPERATIONS

      The following unaudited table sets forth the Company's results of operations as a percentage of net sales for the periods indicated below:

                                           THREE MONTHS ENDED
                                       --------------------------
                                               OCTOBER 31,
                                       --------------------------
                                         1999               1998
                                       -------            -------
Net sales .......................        100.0%             100.0%
Cost of sales ...................         69.9               69.9
                                       -------            -------
Gross profit ....................         30.1               30.1
Selling, general, and
   administrative expenses ......         24.2               24.0
                                       -------            -------
Operating income ................          5.9                6.1
Interest expense, net ...........         (3.0)              (2.2)
Income tax provision ............         (0.5)              (1.4)
                                       -------            -------
Net income ......................          2.4%               2.5%
                                       =======            =======


THREE MONTHS ENDED OCTOBER 31, 1999 AND 1998

      NET SALES. Net sales for the fiscal quarter ended October 31, 1999 decreased 13.8%, or $7.7 million, to $48.0 million from $55.7 million in the comparable period in fiscal 1999. The decrease in net sales was primarily attributable to the decrease in domestic net toy sales of 20.2% or $7.9 million to $31.2 million comprised principally of a $4.8 million decrease in domestic retail sales and a $3.6 million decrease in domestic amusement sales from the comparable period in fiscal 1999. Latin America net toys sales decreased 6.8%, or $450,000, to $6.2 million, for the first quarter of fiscal 2000 from the comparable period of fiscal 1999. This decrease was partially offset by an increase in European net toy sales of 7.1%, or $663,000 million, to $10.0 million for the first quarter of fiscal 2000 over to the comparable period of fiscal 1999.

      Net sales of licensed products for the first quarter of fiscal 2000 decreased 16.0%, or $5.9 million, to $31.0 million from $36.9 million in the comparable period of fiscal 1999. The decrease in licensed product sales was primarily attributable to the decrease in sales of the Company's licensed electronic products of

38.1%, or $2.7 million, to $4.4 million. Net sales of PLAY-FACES(R) decreased 81.0%, or $3.1 million, to $730,000, from the comparable period in fiscal 1999. Within licensed products, sales of Looney Tunes' characters decreased 39.1%, or $11.3 million, to $17.6 million for the first quarter of fiscal 2000 from $28.9 million in the comparable period of fiscal 1999. Net sales of non-licensed products for the first quarter of fiscal 2000 and 1999 accounted for 34.0%, or $16.3 million, and 32.5%, or $18.1 million, respectively, of the Company's net sales.

      Net toy sales to retail customers for the first quarter of fiscal 2000 and fiscal 1999 accounted for 33.7%, or $16.2 million, and 32.2%, or $17.9 million, respectively, of the Company's net sales. The $1.7 million decrease in net sales to retail customers from the first quarter of fiscal 1999 to the first quarter of fiscal 2000 is attributable to a decrease in sales of non-licensed electronic toys of 47.3%, or $1.5 million, to $1.7 million, from $3.2 million, a decrease in sales of licensed electronic toys of 38.1%, or $2.7 million, to $4.4 million, and a decrease in sales of licensed PLAY-FACES(R) of 81.0%, or $3.1 million, to $730,000, offset by an increase in sales of licensed plush toys of 146.7%, or $5.6 million, to $9.4 million, from $3.8 million, over the comparable period of fiscal 1999.

      Net toy sales to amusement customers for the first quarter of fiscal 2000 and fiscal 1999 accounted for 64.9%, or $31.2 million, and 66.6%, or $37.1 million, respectively, of the Company's net sales. The 16.0%, or $5.9 million, decrease is primarily attributable to a decrease in sales of licensed plush of 25.4%, or $5.6 million, to $16.5 million, a decrease in sales of novelty items of 20.4%, or $980,000, offset by an increase in sales of non-licensed plush toys of 6.8%, or $691,000, from the comparable period of 1999.

      GROSS PROFIT. Gross profit decreased 13.8%, or $2.3 million, to $14.5 million for the first quarter of fiscal 2000 from $16.8 million in the comparable period of fiscal 1999, principally due to lower overall sales. Gross profit as a percentage of net sales for the first quarter of fiscal years 2000 and 1999 was 30.1%.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased approximately 13.0%, or $1.7 million, to $11.6 million for the first quarter of fiscal 2000 from $13.3 million in the comparable period in fiscal 1999. This decrease is primarily attributable to decreases in payroll, advertising, bad debt and professional fee expenses. This decrease is partially offset by increases in inventory storage, detention costs and direct marketing catalog fulfillment costs. As a percentage of net sales, selling, general and administrative expenses increased to 24.2% for the first quarter of fiscal 2000 from 24.0% in the comparable period in fiscal 1999 principally due to lower overall sales.

      INTEREST EXPENSE. Interest expense increased $210,000, or 15.4% to $1.6 million for the first quarter of fiscal 2000 from $1.4 million for the comparable period in fiscal 1999. The increase is attributable to the increase in the interest rate on the Company's convertible debentures from 8.0% to 10.5% and increased borrowings on the Company's revolving line of credit.

      INCOME TAX EXPENSE. Income tax expense for the first quarter of fiscal 2000 reflects an effective tax rate of approximately 16% as a result of the utilization of domestic net operating loss carryforwards incurred in the previous fiscal year offset by income taxes on the earnings of certain of the Company's foreign subsidiaries. Income tax expense for the first quarter of fiscal 1999 reflects an effective tax rate of approximately 35%.

LIQUIDITY AND CAPITAL RESOURCES

      At October 31, 1999, the Company's working capital was $31.4 million compared to $77.4 million at October 31, 1998. This decrease is attributable to the significant operating losses incurred during fiscal 1999, including certain significant charges recorded by the Company related to provisions for projected guaranteed minimum royalty shortfalls on three licenses, inventory write-down reserves for slow or non-moving inventory and bad debt provisions on certain non-performing trade and non-trade receivables and notes receivables recorded during the fourth quarter of fiscal 1999.

      The Company satisfies its capital requirements and seasonal working capital needs with cash flow primarily from borrowings and operations. The Company's primary capital needs have consisted of funding for business acquisitions, inventory, property, plant and equipment, customer receivables, letters of credit, licensing agreements and international expansion.

      On October 25, 1999, the Company entered into a new $60 million Credit Facility which replaced the Company's $35 million credit facility. The new Credit Facility has an initial three-year term but may be extended an additional year. The new Credit Facility includes a $57.6 million revolving line of credit commitment, subject to availability under a borrowing base calculated by reference to the level of eligible accounts receivable and inventory, and a $15 million sub-limit for the issuance of letters of credit. The new Credit Facility also includes two term loans totaling $2.4 million. Interest on borrowings outstanding under the revolving line of credit and the term loans is payable monthly at an annual rate equal to, at the Company's option, (i) the Lender's Prime Rate plus 1/4 percent or (ii) the Lender's Adjusted Euro Dollar rate plus 2 3/4%. The new Credit Facility is collateralized by a first lien on substantially all of the Company's domestic assets, and 65% of the issued and outstanding stock of its foreign subsidiaries. Based on the level of the Company's eligible accounts receivable and inventory at October 31, 1999, the Company had $1.4 million of additional borrowing capacity available under the new Credit Facility, all of which could be used to support borrowings under the revolving line of credit or additional letters of credit. The new Credit Facility contains certain restrictive covenants and conditions among which are a prohibition on the payment of dividends, limitations on further indebtedness, restrictions on dispositions and acquisitions of assets, limitations on advances to third parties and foreign subsidiaries and compliance with certain financial covenants. In addition, the new Credit Facility prohibits the Company's Chief Executive Officer from reducing his ownership in the Company below specified levels. (See Footnote 7 Restructuring and Refinancing of Notes Payable and Long-Term Debt)

      The Company had entered into a Convertible Loan Agreement ("Convertible Loan Agreement") dated July 3, 1997, pursuant to which the Company issued $15 million of convertible subordinated notes. In March 1999, the Company defaulted under certain financial covenants of the Convertible Loan Agreement, and in July 1999 the Company defaulted in the payment of interest due on the convertible subordinated notes as required by the senior lenders. On October 22, 1999, the Company and the holders of the convertible subordinated notes entered into a First Amendment to the Convertible Loan Agreement (the "First Amendment") which waived existing defaults under the Convertible Loan Agreement, provided consent to the New Credit Facility, and modified the financial covenants in the Convertible Loan Agreement to conform to the financial covenants in the New Credit Facility. In addition, the First Amendment increased the interest rate from 8.0% to 10.5% per annum, changed the convertible debentures' final maturity date from June 30, 2004 to December 31, 2000, and adjusted the conversion price from $16 per share to $6 per share of common stock. In connection with the First Amendment, the Company granted the holders of the convertible subordinated debentures a first lien on its 51% interest in its Los Angeles warehouse and a second lien on substantially all its other assets. The First Amendment also includes limitations on the issuance of stock options to employees, and entitles the holders to two advisory board positions. The First Amendment also provide for permanent Board seats, as well as limitations on the total number of board seats and a possible reset of the conversion price if the outstanding debentures have not been converted or paid in full by final maturity.

      Principal payments on the Company's outstanding Convertible Debentures commence in June 2000, and the Convertible Debentures mature on December 31, 2000. The Company currently expects that, by itself, cash flow from operations will be insufficient to meet these debt service obligations under the Convertible Debentures. Accordingly, unless earlier converted to the Company's common stock, the

Company will need to refinance in order to satisfy its repayment obligations thereunder. There can be no assurance that the company will be able to refinance the convertible debentures or, if such refinancing is obtained that the terms will be as favorable to the Company as those contained in the convertible debentures.

      The Company has borrowed substantially all of its available capacity under its new credit facility. Thus, any future losses or other capital needs could require the Company to seek additional financing from public or private issuance of debt and/or equity or from asset sales. The Company may not be able to complete any such financing or asset sale at all or, if so, on terms favorable to the Company. Any equity financing could result in dilution to existing shareholders.

      As of October 31, 1999, the revolving line of credit balance under the new credit facility was $25 million, the term loan balance was $2.4 million, and the amount of convertible debt outstanding was $15 million.

      The Company's operating activities provided net cash of $21.0 million in the first quarter of fiscal 2000 and used net cash of $257,000 in the comparable period of fiscal 1999. The cash flow from operations in the first quarter of fiscal 2000 was primarily affected by the decrease in inventory, and increases in accounts receivable, prepaid and accounts payable.

      Net cash used in investing activities during the first quarter of fiscal 2000 and 1999 was $696,000 and $2.4 million, respectively. For the first quarter fiscal 2000, net cash used in investing activities of $732,000 consisted of expenditures for property and plant. In the first quarter of fiscal 1999, net cash used in investing activities consisted principally of the purchase of property and equipment including $1.4 million for computer equipment, $785,000 for costs incurred related to implementation of the Company's enterprise resource planning system, and $186,000 for leasehold improvements.

      Net cash provided by financing activities during the first quarter of fiscal 2000 and 1999 was $493,000 and $6.2 million, respectively. During the first quarter of fiscal 2000, the Company received aggregate advances of $59.0 million, and made repayments of $60.6 million on the Credit Facility and reduced the principal on the term loan by $2.4 million. During the first quarter of fiscal 1999, the Company received aggregate advances of $40.9 million, and made repayments of $35.0 million on the Credit Facility, and reduced the principal on the term loan by $600,000.

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


YEAR 2000 COMPLIANCE

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

      The Company feels that all phases will be completed by the end of calendar year 1999. Costs incurred to date have primarily consisted of labor from the redeployment of existing information technology, legal and operational resources as well as computer hardware and software costs. The Company has budgeted approximately $5.2 million for these Year 2000 compliance efforts, and management feels that actual final costs will not materially deviate from this. However, the Company's Year 2000 program is an ongoing process and the estimates of costs and completion dates for various aspects of the program are subject to change.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial and commodity market prices and rates. The Company is exposed to market risk in the areas of changes in United States and international borrowing rates (i.e. prime rate or LIBOR), and changes in foreign currency exchange rates as measured against the United States ("U.S.") dollar and functional currencies of its subsidiaries (i.e. British pound/Spanish peseta). In addition, the Company is exposed to market risk in certain geographic areas that have experienced or are likely to experience an economic downturn, such as China and Latin America. The Company purchases substantially all of its inventory from companies in China; therefore, the Company is subject to the risk that such suppliers will be unable to provide inventory at competitive prices. Company believes if such as event were to occur, it would be able to find alternate sources of inventory at competitive prices, however, there can be no assurance that the Company would be successful. Historically and as of October 31, 1999, the Company has not used derivative instruments or engaged in hedging activities to minimize its market risk.

INTEREST RATE RISK

      The interest payable on the Company's revolving line-of-credit and term loans under the New Credit Facility entered into on October 25, 1999 is variable based on the lender's prime rate or adjusted Euro dollar rate, and therefore, affected by changes in market interest rates. At October 31, 1999, approximately $27.4 million was outstanding under the New Credit Facility and term loans with a weighted average interest of 8.18%.

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

   27    Financial Data Schedule

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 15th day of December 1999.


                                      PLAY BY PLAY TOYS & NOVELTIES, INC.

                                       By: /s/ JOE M. GUERRA
                                               Joe M. Guerra
                                               CHIEF FINANCIAL OFFICER