Form 10-Q
period 2000-01-31
PLAY BY PLAY TOYS & NOVELTIES INC
filed 2000-03-16
CIK 945276

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2000


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

   The aggregate number of the Registrant's shares outstanding on March 13, 2000 was 7,395,000 shares of Common Stock, no par value.

================================================================================

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                         PAGE
                                                                        ------
                          PART I. FINANCIAL INFORMATION

   Item 1.  Financial Statements:

         Consolidated Balance Sheets as of January 31, 2000 (unaudited)
           and July 31, 1999                                               3

         Consolidated Statements of Operations (unaudited) for the
           Three Months and Six Months Ended January 31, 2000 and 1999     4

         Consolidated Statements of Cash Flows (unaudited) for the
           Six Months Ended January 31, 2000 and 1999                      5

         Notes to Consolidated Financial Statements (unaudited)            6

   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                     11

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk    17


                           PART II. OTHER INFORMATION

 Item 3.  Default Upon Senior Securities                                  18

 Item 4.  Submission of Matters to a Vote of Security Holders             18

 Item 6.  Exhibits and reports on Form 8-K                                19

 SIGNATURES                                                               22

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                                    JANUARY 31,              JULY 31,
                                                                                   -------------          -------------
                                                                                       2000                   1999
                                                                                   -------------          -------------
                                                                                     (UNAUDITED)
CURRENT ASSETS:
     Cash and cash equivalents .............................................       $   2,562,260          $   2,345,634
     Accounts and notes receivable, less allowance for
          doubtful accounts of $6,218,748 and $7,976,984 ...................          24,101,448             36,243,047
     Inventories ...........................................................          60,326,570             69,116,899
     Prepaid expenses ......................................................           2,721,802              2,811,776
     Other current assets ..................................................                --                  468,710
                                                                                   -------------          -------------
          Total current assets .............................................          89,712,080            110,986,066
Property and equipment, net ................................................          26,098,671             25,859,145
Goodwill, less accumulated amortization
     of  $1,442,568 and $1,187,890 .........................................          16,188,098             16,442,777
Other assets ...............................................................           3,886,640              2,030,273
                                                                                   -------------          -------------
          Total assets .....................................................       $ 135,885,489          $ 155,318,261
                                                                                   =============          =============

                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

     Book overdraft ........................................................       $   1,626,645          $   2,281,447
     Notes payable to banks ................................................          24,810,636             29,982,533
     Long-term debt subject to acceleration ................................           1,964,551                   --
     Current maturities of convertible subordinated debentures .............          15,000,000                298,500
     Current maturities of long-term debt ..................................           1,042,412              1,654,987
     Current obligations under capital leases ..............................           1,465,307              1,701,911
     Accounts payable, trade ...............................................          26,631,243             32,081,780
     Accrued royalties payable .............................................           3,991,655              7,706,423
     Other accrued liabilities .............................................           1,970,800              3,172,479
     Income taxes payable ..................................................           1,018,129                   --
                                                                                   -------------          -------------
          Total current liabilities ........................................          79,521,378             78,880,060
                                                                                   -------------          -------------
Long-term liabilities:
     Long-term debt, net of current maturities .............................                --                2,140,418
     Convertible subordinated debentures, net of current maturities ........                --               14,701,500
     Obligations under capital leases ......................................           1,419,904              1,655,826
                                                                                   -------------          -------------
          Total liabilities ................................................          80,941,282             97,377,804
                                                                                   -------------          -------------

Commitments and contingencies

SHAREHOLDERS' EQUITY:

     Preferred stock - no par value; 10,000,000 shares
          authorized; no shares issued .....................................                --                     --
     Common stock - no par value; 20,000,000 shares
          authorized; 7,395,000 shares issued ..............................               1,000                  1,000
     Additional paid-in capital ............................................          71,486,820             71,486,820
     Deferred compensation .................................................            (268,333)              (338,333)
     Accumulated other comprehensive losses ................................          (4,135,338)            (3,006,208)
     Accumulated deficit ...................................................         (12,139,942)           (10,202,822)
                                                                                   -------------          -------------
          Total shareholders' equity .......................................          54,944,207             57,940,457
                                                                                   -------------          -------------
          Total liabilities and shareholders' equity .......................       $ 135,885,489          $ 155,318,261
                                                                                   =============          =============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                              JANUARY 31,                              JANUARY 31,
                                                    --------------------------------        --------------------------------
                                                        2000                1999                2000                1999
                                                    ------------        ------------        ------------        ------------
Net sales .....................................     $ 27,501,228        $ 28,431,797        $ 75,536,060        $ 84,158,783
Cost of sales .................................       17,924,787          19,412,876          51,507,986          58,366,174
                                                    ------------        ------------        ------------        ------------
     GROSS PROFIT .............................        9,576,441           9,018,921          24,028,074          25,792,609

Selling, general and administrative
  expenses ....................................       11,680,999          11,382,133          23,313,053          24,745,660
                                                    ------------        ------------        ------------        ------------
     OPERATING INCOME (LOSS) ..................       (2,104,558)         (2,363,212)            715,021           1,046,949

Interest expense ..............................       (1,532,437)           (866,929)         (3,097,092)         (2,221,709)
Interest income ...............................           12,276             239,303              38,463             296,711
Other income ..................................          317,222              49,429             406,488             130,726
                                                    ------------        ------------        ------------        ------------

     LOSS  BEFORE INCOME TAX ..................       (3,307,497)         (2,941,409)         (1,937,120)           (747,323)
Income tax benefit ............................          216,372           1,029,422                --               261,563
                                                    ------------        ------------        ------------        ------------

     NET LOSS .................................     $ (3,091,125)       $ (1,911,987)       $ (1,937,120)       $   (485,760)
                                                    ============        ============        ============        ============

LOSS PER SHARE:

  Basic .......................................     $      (0.42)       $      (0.26)       $      (0.26)       $      (0.07)
                                                    ------------        ------------        ------------        ------------
  Diluted .....................................     $      (0.42)       $      (0.26)       $      (0.26)       $      (0.07)
                                                    ------------        ------------        ------------        ------------

WEIGHTED AVERAGE SHARES OUTSTANDING:

  Basic .......................................        7,395,000           7,315,000           7,395,000           7,315,000
                                                    ------------        ------------        ------------        ------------
  Diluted .....................................        7,395,000           7,315,650           7,395,000           7,336,512
                                                    ------------        ------------        ------------        ------------


               The accompanying notes are an integral part of the
                       consolidated financial statements.

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                     SIX MONTHS ENDED JANUARY 31,
                                                                                    -------------------------------
                                                                                        2000               1999
                                                                                    ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss .................................................................        $ (1,937,120)      $   (485,760)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
     Depreciation and amortization .........................................           1,531,741          1,357,201
     Provision for doubtful accounts receivable ............................             697,323            752,833
     Deferred income tax provision (benefit) ...............................                --               33,071
     Amortization of deferred compensation .................................              70,000             70,000
     Loss on sale of property and equipment ................................               2,874             50,859
     Change in operating assets and liabilities:
       Accounts and notes receivable .......................................          11,444,276          7,501,989
       Inventories .........................................................           8,790,329          1,393,359
       Prepaids and other assets ...........................................          (1,324,254)        (1,656,891)
       Accounts payable and accrued liabilities ............................         (10,377,308)        (7,994,948)
       Income taxes payable ................................................           1,018,129         (1,086,759)
                                                                                    ------------       ------------
          Net cash provided by (used in) operating activities ..............           9,915,990            (65,046)
                                                                                    ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment .......................................          (1,253,322)        (4,657,174)
  Proceeds from the sale of property and equipment .........................             106,201             52,898
                                                                                    ------------       ------------
          Net cash used in investing activities ............................          (1,147,121)        (4,604,276)
                                                                                    ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (repayments) under Revolving Credit Agreements ............          (5,171,897)         4,487,225
  Repayment of long-term debt ..............................................            (788,442)        (1,185,362)
  Repayment of capital lease obligations ...................................            (807,972)          (504,977)
  Decrease in book overdraft ...............................................            (654,802)              --
                                                                                    ------------       ------------
          Net cash provided by (used in) financing activities ..............          (7,423,113)         2,796,886
                                                                                    ------------       ------------
EFFECT OF FOREIGN CURRENCY EXCHANGE RATES ..................................          (1,129,130)           638,784
                                                                                    ------------       ------------
  Increase (decrease) in cash and cash equivalents .........................             216,626         (1,233,652)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...........................           2,345,634          3,024,028
                                                                                    ------------       ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .................................        $  2,562,260       $  1,790,376
                                                                                    ============       ============

Non-cash financing and investing-activity: capital leases incurred .........        $    335,446       $    295,134
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

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The accompanying unaudited consolidated financial statements and related disclosures have been prepared in accordance with generally accepted accounting principles applicable to interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and interim results of Play-By-Play Toys & Novelties, Inc. and Subsidiaries (the "Company") as of and for the periods presented have been included. Certain amounts in the financial statements for the prior period have been reclassified to conform to the current year presentation. Because the Company's business is seasonal, results for interim periods are not necessarily indicative of those that may be expected for a full year.

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

3.    INVENTORIES

      Inventories are comprised of the following:


                                           JANUARY 31, 2000    JULY 31, 1999
                                          ------------------  ---------------

     Purchased for resale .............       $59,857,033       $68,592,189
     Operating supplies ...............           469,537           524,710
                                              -----------       -----------
        Total .........................       $60,326,570       $69,116,899
                                              ===========       ===========

4.    SUBSEQUENT EVENT

      The Company is negotiating with its Chairman, regarding obtaining a loan from him in the principal amount of $2.5 million. If consummated on the current proposed terms, the loan would provide for interest at 8% and would be secured by a first lien on the Company's 1999 federal income tax refund and matures on or before October 25, 2002. The loan plus accrued interest would be payable upon receipt by the Company of the tax refund proceeds.

      The lender under the Company's $60 million Credit Facility has verbally agreed, conditioned upon the Company receiving the $2.5 million loan from the Chairman on the terms described above, to amend the Credit Facility to reduce the maximum credit commitment to $35 million and the revolving loan limit to $32.6 million and to provide for a supplemental loan under the revolving loan in the principal amount of $500,000. The supplemental loan would require repayment in weekly installments of $100,000, with the final maturity date being seven weeks from the date of the loan from the Chairman. Conditioned upon the Company receiving the $2.5 million loan from the Chairman on the terms described above, the Company's senior lender and subordinated debenture holders are in negotiations relative to a subordination agreement in which they would subordinate their interests in the Company's tax refund to the Chairman's security interest therein.

5.    LICENSES

      Two of the Company's significant entertainment character licenses expire on March 31, 2000. The Company is in discussions with the licensor for the renewal and extension of these two agreements. A significant portion of the Company's revenues has historically been derived from sales of merchandise based on characters licensed under these agreements. As a percentage of total net sales, the combined sales under these two agreements were 17.7%, 26.4% and 30.9% for the first six months of fiscal year 2000 and fiscal years 1999 and 1998, respectively. In addition, a significant portion of the Company's inventory is comprised of merchandise based on characters licensed under these agreements. Currently, the Company has failed to make payment of certain royalties required to be paid to the Licensor under these two (as well as other) license agreements. Negotiations on these licenses have been substantially completed, however, there can be no assurance that the Company will be able to renew these license agreements or, if renewals are obtained that the terms will be as favorable to the Company as those contained in the expiring license agreements.

6.  LONG-TERM DEBT

      The Company is in default in the payment of over $398,000 of interest due under its Convertible Debentures (the "Debentures"). The Company has an aggregate of $15.0 million of the Debentures outstanding. As a result of the default in the payment of interest on the Debentures, the Company is also in default of certain cross-default covenants of its Credit Facility. If the Company obtains a $2.5 million loan from its Chairman (see note 4 above), then the Company will utilize a portion of the proceeds of the loan from the Chairman to satisfy the past due interest payments. Currently, the Company does not have available sufficient funds to make such interest payments, and there can be no assurance that the Company will obtain financing sufficient to cure its payment defaults under the Debentures. If such payment defaults continue, then the Debenture holders, subject to certain limited stand-still provisions, will have the right to accelerate the entire amount of $15.0 million principal, plus accrued and unpaid interest, under the Debentures. Because of cross-default violations under the Credit Facility (resulting from payment defaults under the Debentures), the senior lender thereunder currently has the right to accelerate the entire amount of principal, plus accrued and unpaid interest, under the Credit Facility. In the event of the acceleration of the Debentures and/or Credit Facility, the Company has insufficient funds to pay amounts that would then be due and payable. As of January 31, 2000, the revolving line of credit balance under the Credit Facility was $23.1 million, the balance of the term loans was $2.3 million, and the amount of convertible debentures outstanding was $15.0 million

7.  COMPREHENSIVE INCOME

      The Company's comprehensive income (loss) is comprised of net loss and foreign currency translation adjustments.

      The components of comprehensive income (loss) are as follows:


                                           THREE MONTHS ENDED JANUARY 31,        SIX MONTHS ENDED JANUARY 31,
                                           ------------------------------        -----------------------------
                                               2000               1999               2000              1999
                                           -----------        -----------        -----------       -----------
Net loss ..........................        $(3,091,125)       $(1,911,987)       $(1,937,120)      $  (485,760)
Foreign currency
  translation adjustment ..........           (478,891)          (929,853)        (1,129,130)          638,784
                                           -----------        -----------        -----------       -----------
Comprehensive income (loss) .......        $(3,570,016)       $(2,841,840)       $(3,066,250)      $   153,024
                                           ===========        ===========        ===========       ===========

8.  LOSS PER SHARE

      Basic earnings (loss) per common share were computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share differs from basic earnings per share due to the assumed exercises and conversions of dilutive options, warrants and convertible debt that were outstanding during the period.

      The calculations of basic and diluted earnings (loss) per share for the three and six month periods ended January 31, 2000 and 1999 are as follows:

                                                                     THREE MONTHS ENDED JANUARY 31,
                                            --------------------------------------------------------------------------------------
                                                            2000                                        1999
                                            -------------------------------------    ---------------------------------------------
                                                            Common         Per                          Common          Per
                                            Income (Loss)   Shares        Share     Income (Loss)       Shares         Share
                                            -------------------------------------    ---------------------------------------------
BASIC EPS:
As reported ............................    $(3,091,125)   7,395,000    $  (0.42)    $(1,911,987)      7,315,000    $    (0.26)

EFFECT OF DILUTIVE SECURITIES:
Options ................................           --           --                          --               650
Warrants ...............................           --           --                          --              --
Convertible Subordinated Debentures ....           --           --                          --              --
                                            -------------------------------------    ---------------------------------------------
DILUTED EPS: ...........................    $(3,091,125)   7,395,000    $  (0.42)    $(1,911,987)      7,315,650    $    (0.26)
                                            =====================================    =============================================


                                                                       SIX MONTHS ENDED JANUARY 31,
                                            --------------------------------------------------------------------------------------
                                                            2000                                        1999
                                            -------------------------------------    ---------------------------------------------
                                                            Common         Per                          Common          Per
                                            Income (Loss)   Shares        Share         Income          Shares         Share
                                            -------------------------------------    ---------------------------------------------
BASIC EPS:
As reported ............................    $(1,937,120)   7,395,000    $  (0.26)    $  (485,760)      7,315,000    $    (0.07)

EFFECT OF DILUTIVE SECURITIES:
Options ................................           --           --                          --            21,512
Warrants ...............................           --           --                          --              --
Convertible Subordinated Debentures ....           --           --                          --              --
                                            -------------------------------------    ---------------------------------------------
DILUTED EPS: ...........................    $(1,937,120)   7,395,000    $  (0.26)    $  (485,760)      7,336,512    $    (0.07)
                                            =====================================    =============================================


      During the three months ended January 31, 2000 and 1999 and six months ended January 31, 2000 and 1999, the Company had various amounts of common stock options and warrants outstanding which were not included in the diluted earnings per share calculation because the options and warrants would have been anti-dilutive.

9.  DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

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

Information about revenue segments is presented below.

                                                             SALES REVENUE SEGMENTS
                                         AMUSEMENT          RETAIL             OTHER             TOTAL
                                        -----------       -----------       -----------       -----------
THREE MONTHS ENDED
JANUARY 31, 2000
-----------------------
Net operating revenue ............      $18,794,020       $ 8,011,432       $   695,776       $27,501,228
Cost of sales ....................       12,137,185         5,525,995           261,607        17,924,787
                                        -----------       -----------       -----------       -----------
Gross profit .....................        6,656,835         2,485,437           434,169         9,576,441

THREE MONTHS ENDED
JANUARY 31, 1999
-----------------------
Net operating revenue ............      $20,861,249       $ 6,880,934       $   689,614       $28,431,797
Cost of sales ....................       13,913,901         5,145,016           353,959        19,412,876
                                        -----------       -----------       -----------       -----------
Gross profit .....................        6,947,348         1,735,918           335,655         9,018,921


SIX MONTHS ENDED
JANUARY 31, 2000
------------------------
Net operating revenue ............      $49,979,555       $24,198,963       $ 1,357,542       $75,536,060
Cost of sales ....................       33,436,893        17,431,314           639,779        51,507,986
                                        -----------       -----------       -----------       -----------
Gross profit .....................       16,542,662         6,767,649           717,763        24,028,074

SIX MONTHS ENDED
JANUARY 31, 1999
------------------------
Net operating revenue ............      $57,968,873       $24,839,027       $ 1,350,883       $84,158,783
Cost of sales ....................       38,959,403        18,739,819           666,952        58,366,174
                                        -----------       -----------       -----------       -----------
Gross profit .....................       19,009,470         6,099,208           683,931        25,792,609


The following are sales by geographic areas for the three and six months ended January 31:

                                        THREE MONTHS ENDED JANUARY 31,       SIX MONTHS ENDED JANUARY 31,
                                        -----------------------------       -----------------------------
                                            2000              1999              2000             1999
                                        -----------       -----------       -----------       -----------

Domestic .........................      $16,852,697       $18,661,789       $48,703,639       $58,415,583
Europe ...........................        7,574,960         8,974,724        17,567,411        18,304,354
Latin America ....................        3,073,571           795,284         9,265,010         7,438,846
                                        -----------       -----------       -----------       -----------
                                        $27,501,228       $28,431,797       $75,536,060       $84,158,783


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ARE FORWARD LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY, INCLUDING, WITHOUT LIMITATION, LIQUIDITY AND CAPITAL RESOURCES, RELATIONSHIPS WITH LICENSORS AND CUSTOMERS, REALIZATION OF ROYALTY ADVANCES, NEW PRODUCT INTRODUCTION, CAPABILITY OF MANAGING GROWTH, ABILITY TO SOURCE PRODUCTS, CONCENTRATION OF CREDIT RISK, INTERNATIONAL TRADE RELATIONS AND MANAGEMENT OF QUARTER TO QUARTER RESULTS, AND OTHER RISKS DETAILED FROM TIME TO TIME IN THE COMPANY'S SEC REPORTS, INCLUDING THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED JULY 31, 1999 (SEE "RISK FACTORS" IN SUCH FORM 10-K). UPDATED INFORMATION WILL BE PERIODICALLY PROVIDED BY THE COMPANY AS REQUIRED BY THE SECURITIES EXCHANGE ACT OF 1934.

RESULTS OF OPERATIONS

      The following unaudited table sets forth the Company's results of operations as a percentage of net sales for the periods indicated below:

                                                               THREE MONTHS ENDED                SIX MONTHS ENDED
                                                           --------------------------       --------------------------
                                                                   JANUARY 31,                      JANUARY 31,
                                                           --------------------------       --------------------------
                                                             2000             1999             2000            1999
                                                           -------         ----------       ---------        ---------
Net sales ...........................................       100.0%           100.0%           100.0%           100.0%
Cost of sales .......................................        65.2             68.3             68.2             69.4
                                                            -----            -----            -----            -----
Gross profit ........................................        34.8             31.7             31.8             30.6
Selling, general and administrative expenses ........        42.5             40.0             30.9             29.4
                                                            -----            -----            -----            -----
Operating income (loss) .............................        (7.7)            (8.3)             0.9              1.2
Interest expense ....................................        (5.6)            (3.0)            (4.1)            (2.6)
Interest income .....................................        --                0.8              0.1              0.4
Other income ........................................         1.2              0.2              0.5              0.2
Income tax provision ................................         0.8              3.6              0.0              0.3
                                                            -----            -----            -----            -----
Net income (loss) ...................................       (11.3)%           (6.7)%           (2.6)%           (0.5)%
                                                            =====            =====            =====            =====

THREE MONTHS ENDED JANUARY 31, 2000 AND 1999

      NET SALES. Net sales for the three months ended January 31, 2000 were $27.5 million, a decrease of 3.3%, or $931,000, from $28.4 million in the comparable period in fiscal 1999. The decrease in net sales was primarily attributable to a decrease in amusement net sales of 9.7%, or $2.0 million, to $18.9 million offset by an increase in retail net sales of 15.8%, or $1.1 million to $7.9 million over the comparable period in fiscal 1999. Domestic net toy sales for the second quarter of fiscal 2000 compared to the comparable period of fiscal 1999 decreased 10.1%, or $1.8 million, to $16.2 million. International net toy sales decreased 15.6%, or $1.4 million, to $7.6 million, offset by an increase in Latin America net toy sales of 286.5%, or $2.3 million, to $3.1 million.

      Net toy sales to retail customers for the second quarter of fiscal 2000 and fiscal 1999 were $7.9 million and $6.8 million, respectively, which accounted for 28.8% and 24.1%, respectively, of the Company's net sales. The 15.8%, or $1.1 million increase in net sales to retail customers from the second quarter of fiscal 1999 to the second quarter of fiscal 2000 is attributable to an increase in sales of licensed plush of 47.3%, or $1.7 million, to $5.4 million and an increase in sales of non-licensed electronic toys of 628.0%, or $704,000, to $816,000, from $112,000. This increase was offset by a decrease in sales of PLAY-FACES(R) of 51.0%, or $269,000, to $259,000, from $528,000, and a decrease in licensed electronic toys of 42.9%, or $1.1 million, to $1.4 million, from $2.5 million in the comparable period in fiscal 1999.

      Net toy sales to amusement customers for the second quarter of fiscal 2000 and fiscal 1999 were $18.9 million and $20.9 million, respectively, which accounted for 68.6% and 73.5%, respectively, of the Company's net sales. The decrease of 9.7%, or $2.0 million, is primarily attributable to decreased sales of licensed plush of 36.5%, or $4.6 million, to $8.1 million, from $12.7 million, and decreased sales of novelty items of 25.9%, or $560,000. This decrease was offset by an increase in sales of non-licensed plush toys of 52.6%, or $3.2 million, to $9.2 million over the comparable period in fiscal 1999.

      Net sales of licensed products for the second quarter of fiscal 2000 were $15.2 million, a decrease of 21.9%, or $4.2 million, from $19.4 million in the comparable period of fiscal 1999. The decrease in licensed product sales was primarily attributable to a decrease of net sales of the Company's licensed plush toys of 17.7%, or $2.9 million, to $13.5 million, from $16.4 million in the comparable period of fiscal 1999. Net sales of the licensed electronic toys accounted for $1.4 million, or 5.4% of the Company's net toy sales for the second quarter of fiscal 2000 compared to $2.5 million in the comparable period of fiscal 1999. Within licensed products, sales of Looney Tunes' characters accounted for $8.4 million, or 31.5% of the Company's net toy sales for the second quarter of fiscal 2000 compared to $15.8 million in the comparable period of fiscal 1999.

      GROSS PROFIT. Gross profit increased 6.2%, or $558,000, to $9.6 million for the second quarter of fiscal 2000 from $9.0 million, in the comparable period of fiscal 1999. This increase was principally a result of improved margins on sales made within the Company's amusement division. As a result, gross profit as a percentage of net sales increased to 34.8% for the second quarter of fiscal 2000 from 31.7% in the comparable period in fiscal 1999.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased approximately 2.6%, or $299,000, to $11.7 million for the second quarter of fiscal 2000 from $11.4 million in the comparable period in fiscal 1999. This increase is primarily attributable to increased advertising and catalog preparation and distribution expenses of $1.3 million, related principally to the Company's direct marketing catalog division, and increased expenses of $570,000, related to the acquisition of Caribe Marketing in Puerto Rico, offset by reduced payroll costs of $1.0 million. As a percentage of net sales, selling, general and administrative expenses increased to 42.5% for the second quarter of fiscal 2000 from 40.0% in the comparable period in fiscal 1999.

      INTEREST EXPENSE. Interest expense increased $666,000, to $1.5 million, for the second quarter of fiscal 2000 from $867,000, in the comparable period of fiscal 1999. The increase is attributable to increased borrowings outstanding under the Company's revolving lines of credit, increases in the interest rates on the Company's Credit Facility and Convertible Debentures and the amortization of costs incurred and capitalized in October 1999 in connection with obtaining the Credit Facility.

      INCOME TAX EXPENSE. Income tax expense for the second quarter of fiscal 2000 reflects the utilization of domestic and international net operating loss carryforwards incurred in the previous fiscal year as well as the net loss for the period.

SIX MONTHS ENDED JANUARY 31, 2000 AND 1999

      NET SALES. Net sales for the six months ended January 31, 2000 were $75.5 million, a decrease of 10.2%, or $8.6 million, from $84.1 million in the comparable period of fiscal 1999. The decrease in net sales was primarily attributable to a decrease in amusement net sales of 13.8%, or $8.0 million, to $50.0 million and a decrease in retail net sales of 2.4%, or $604,000, to $24.2 million. Domestic net toy sales for the first half of fiscal 2000 compared to the first half of fiscal 1999 decreased 17.0%, or $9.7 million, to $47.3 million from $57.1 million. International net toy sales decreased 4.0%, or $737,000, to $17.6 million, from $18.3 million offset by an increase in Latin American net toy sales of 24.6%, or $1.8 million, to $9.3 million, from $7.4 million.

      Net toy sales to retail customers for the first half of fiscal 2000 and fiscal 1999 were $24.2 million, or 32.0%, and $24.8 million, or 29.5%, respectively, of the Company's net sales. The 2.4%, or $604,000 decrease in sales to retail customers from the first half of fiscal 1999 to the first half of fiscal 2000 reflects an increase in sales of licensed plush toys of 99.3%, or $7.6 million, to $15.2 million offset by decreases in sales of licensed electronic toys of 38.5%, or $3.7 million, PLAY-FACES(R) of 79.4%, or $3.5 million and non-licensed electronic toys of 31.0%, or $1.0 million.

      Net toy sales to amusement customers for the first half of fiscal 2000 and fiscal 1999 were $50.0 million, or 66.2%, and $58.0 million, or 68.9%, respectively, of the Company's net sales. The 13.8%, or $8.0 million, decrease from the comparable period in fiscal 1999 is primarily attributable to an increase in sales of non-licensed plush toys of $4.1 million, or 25.3%, offset by a decrease of $10.6 million, or 30.3%, in sales of licensed plush toys to amusement customers from the comparable period in fiscal 1999.

      Net sales of licensed products for the first half of fiscal 2000 were $46.2 million, a decrease of 18.0%, or $10.1 million, from $56.3 million in the comparable period of fiscal 1999. The decrease in licensed product sales was attributable to a decrease in domestic net sales of licensed products of 19.6%, or $7.1 million, to $29.1 million, a decrease in Latin American net sales of licensed products of 26.3%, or $1.2 million, to $3.5 million and a decrease in international net sales of licensed products of 11.6%, or $1.8 million, to $13.6 million. Within licensed products, sales of Looney Tunes' characters accounted for $25.9 million, or 34.9% of the Company's net toys sales for the first half of fiscal 2000. Net sales of licensed electronic toys accounted for $5.8 million, or 7.7%, of the Company's net toy sales for the first half of fiscal 2000. Net sales of PLAY-FACES(R) accounted for $899,000, or 1.2% of the Company net toy sales for the first half of fiscal 2000. Net sales of non-licensed products for the first half of fiscal 2000 increased 5.7%, or $1.5 million, to $28.0 million from $26.4 million in the comparable period of fiscal 1999. This increase is primarily attributable to an increase in sales of non-licensed stuffed toys of $4.1 million offset by a decrease in sales of non-licensed electronic toys of $1.0 million and a decrease in sales of novelty items of $1.5 million.

      GROSS PROFIT. Gross profit decreased 6.8% to $24.0 million for the first half of fiscal 2000 from $25.8 million in the comparable period in fiscal 1999, due to lower sales for the first half of fiscal 2000 offset by improved margins on sales within the Company's domestic amusement and Latin American divisions. Gross profit as a percentage of net sales increased to 31.8% for the first half of fiscal 2000 from 30.6% in the comparable period in fiscal 1999.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased approximately 5.8%, or $1.4 million, to $23.3 million for the first half of fiscal 2000 from $24.7 million in the comparable period in fiscal 1999. This decrease is primarily attributable to decreased payroll and related costs of $1.9 million and a $1.5 million decrease in domestic media advertising costs, offset by a $1.8 million increase in advertising and catalog preparation and distribution costs related principally to the Company's direct marketing division. As a percentage of net sales, selling, general and administrative expenses increased to 30.9% for the first half of fiscal 2000 from 29.4% in the comparable period of fiscal 1999.

      INTEREST EXPENSE. Interest expense increased $875,000 to $3.1 million, for the first half of fiscal 2000 from $2.2 million, in the comparable period of fiscal 1999. The increase is attributable to increased borrowings outstanding under the Company's revolving lines of credit, increases in the interest rates on the Company's Credit Facility and Convertible Debentures and the amortization of costs incurred and capitalized in October 1999 in connection with obtaining the Company's new credit facility.

      INCOME TAX EXPENSE. Income tax expense for the first half of fiscal 2000 reflects the utilization of domestic and international net operating loss carryforwards incurred in the previous fiscal year as well as the net loss for the period.

LIQUIDITY AND CAPITAL RESOURCES

      At January 31, 2000, the Company's working capital was $10.2 million compared to $32.1 million at July 31, 1999. This decrease is attributable to the reclassification of the Convertible Debentures from long term debt to current term debt at January 31, 2000, the reclassification of long term debt obligations to current term debt obligations as a result of not being in compliance with certain cross-default covenants (see "Default Upon Senior Securities"), and the operating loss incurred during the first half of fiscal 2000.

      Generally, the Company satisfies its capital requirements and seasonal working capital needs with cash flow primarily from borrowings and operations. The Company's primary capital needs have consisted of repayment of indebtedness, funding for business acquisitions, inventory, property, plant and equipment, customer receivables, letters of credit, licensing agreements and international expansion.

      The Company's operating activities provided net cash of $9.9 million in the first six months of fiscal 2000 and used net cash of $65,000 in the comparable period of fiscal 1999. The cash flow from operations in the first six months of fiscal 2000 was primarily affected by the decreases in inventory and accounts receivable, and increases in prepaids, accounts payable and accrued liabilities.

      Net cash used in investing activities during the first six months of fiscal 2000 and 1999 was $1.1 million and $4.6 million, respectively. For the first six months of fiscal 2000, net cash used in investing activities of $1.3 million consisted of expenditures for property and equipment. In the first six months of fiscal 1999, net cash used in investing activities consisted principally of the purchase of property and equipment including $2.2 million for computer equipment, $2.1 million for costs incurred related to implementation of the Company's enterprise resource planning system, and $284,300 for leasehold improvements.

      Financing activities used net cash of $7.4 million during the first six months of fiscal 2000 and provided net cash of $2.8 million during the first six months of fiscal 1999. During the first six months of fiscal 2000, the Company received aggregate advances of $59.0 million under, and made repayments of $64.1 million on, its credit facility, and reduced the principal on the term loans by $2.5 million which included reductions of principal on the current term loan of $70,000 and $2.4 million on the Company's term loan with its former lender which was satisfied in connection with the refinancing of its senior credit facility in October 1999. During the first six months of fiscal 1999, the Company received aggregate advances of $77.2 million under, and made repayments of $72.7 million on, its credit facility, and reduced the principal on the term loan by $1.2 million.

      The Company has borrowed substantially all of its available capacity under its Credit Facility. Thus, any future losses or other capital needs (including payment of approximately $398,000 in past due interest under the Debentures) could require the Company to seek additional financing from public or private issuance of debt and/or equity or from asset sales. The Company may not be able to complete any such financing or asset sale at all or, if so, on terms favorable to the Company. Any equity financing could result in dilution to existing shareholders.

      The Company is negotiating with its Chairman, regarding obtaining a loan from him in the principal amount of $2.5 million. If consummated on the current proposed terms, the loan would provide for interest at 8% and would be secured by a first lien on the Company's 1999 federal income tax refund and matures on or before October 25, 2002. The loan plus accrued interest would be payable upon receipt by the Company of the tax refund proceeds.

      The lender under the Company's $60 million Credit Facility has verbally agreed, conditioned upon the Company receiving the $2.5 million loan from the Chairman on the terms described above, to amend the Credit

Facility to reduce the maximum credit commitment to $35 million and the revolving loan limit to $32.6 million and to provide for a supplemental loan under the revolving loan in the principal amount of $500,000. The supplemental loan would require repayment in weekly installments of $100,000, with the final maturity date being seven weeks from the date of the loan from the Chairman. Conditioned upon the Company receiving the $2.5 million loan from the Chairman on the terms described above, the Company's senior lender and subordinated debenture holders are in negotiations relative to a subordination agreement in which they would subordinate their interests in the Company's tax refund to the Chairman 's security interest therein.

      The Company is in default in the payment of over $398,000 of interest due under its Convertible Debentures (the "Debentures"). The Company has an aggregate of $15.0 million of the Debentures outstanding. As a result of the default in the payment of interest on the Debentures, the Company is also in default of certain cross-default covenants of its Credit Facility. If the Company obtains a $2.5 million loan from its Chairman (discussed above), then the Company will utilize a portion of the proceeds of the loan from the Chairman to satisfy the past due interest payments. Currently, the Company does not have available sufficient funds to make such interest payments, and there can be no assurance that the Company will obtain financing sufficient to cure its payment defaults under the Debentures. If such payment defaults continue, then the Debenture holders, subject to certain limited stand-still provisions, will have the right to accelerate the entire amount of $15.0 million principal, plus accrued and unpaid interest, under the Debentures. Because of cross-default violations under the Credit Facility (resulting from payment defaults under the Debentures), the senior lender thereunder currently has the right to accelerate the entire amount of principal, plus accrued and unpaid interest, under the Credit Facility. In the event of the acceleration of the Debentures and/or Credit Facility, the Company has insufficient funds to pay amounts that would then be due and payable. As of January 31, 2000, the revolving line of credit balance under the Credit Facility was $23.1 million, the balance of the term loans was $2.3 million, and the amount of convertible debentures outstanding was $15.0 million

      Principal payments on the Company's outstanding $15 million of Convertible Debentures commence in June 2000, and the Convertible Debentures mature on December 31, 2000. The Company currently expects that, by itself, cash flow from operations will be insufficient to meet these debt service obligations under the Convertible Debentures. Accordingly, unless the debentures are converted into the Company's common stock before scheduled principal payments commence, the Company will need to refinance in order to satisfy its repayment obligations thereunder. There can be no assurance that the company will be able to refinance the convertible debentures or, if such refinancing is obtained that the terms will be as favorable to the Company as those contained in the convertible debentures.

      Two of the Company's significant entertainment character licenses expire on March 31, 2000. The Company is in discussions with the licensor for the renewal and extension of these two agreements. A significant portion of the Company's revenues has historically been derived from sales of merchandise based on characters licensed under these agreements. As a percentage of total net sales, the combined sales under these two agreements were17.7%, 26.4% and 30.9% for the first six months of fiscal year 2000 and fiscal years 1999 and 1998, respectively. In addition, 19.8%, or $11.9 million, of the Company's inventory is comprised of merchandise based on characters licensed under these agreements. Currently, the Company has failed to make payment of certain royalties required to be paid to the Licensor under these two (as well as other) license agreements. Negotiations on these licenses have been substantially completed, however, there can be no assurance that the Company will be able to renew these license agreements or, if renewals are obtained that the terms will be as favorable to the Company as those contained in the expiring license agreements.

EURO

      On January 1, 1999, eleven of the fifteen member countries of the European Union introduced the euro, which has become the common currency among the participating member countries by converting to the euro at the exchange rates in effect on the introduction date. One of the participating members is Spain, which is the country in which Play-By-Play Toys & Novelties, Europa, S.A. ("Play-By-Play Europe") is located. Play-By-Play

Europe intends to keep its books in Spain's sovereign currency, the peseta, through the substantial portion of the three-year introductory period, at the end of which all companies in participating member countries must adopt the euro. Play-By-Play Europe's accounting system is currently capable of performing the euro conversion, and the Company does not anticipate that the costs related to the conversion will be significant. In addition, because Play-By-Play Europe operates primarily in Spain and in non-European Union countries, currently management does not anticipate that the introduction of the euro will have a material adverse effect on Play-By-Play Europe's results of operations, financial position, or cash flows for the forseeable future.

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

      Management's plan addressing the impact on the Company of the Year 2000 issue focuses on application systems, process control systems (embedded chips), technology infrastructure, and third party business partners and suppliers with which the Company has significant relationships. The Company's plan is comprised of five phases, all of which are complete: (1) developing an inventory of hardware, software and embedded chips, (2) assessing the degree to which each area is currently in compliance with Year 2000 requirements, (3) performing renovations and repairs as needed to attain compliance, (4) testing to ensure compliance, and (5) developing a contingency plan if repair and renovation efforts are either unsuccessful or untimely.

      To date, the Company has experienced no material adverse effects from Year 2000 issues. In its domestic operations, the Company's accounts receivable, inventory and warehouse management legacy systems have been successfully modified to achieve Year 2000 compliance, and the Company successfully implemented the accounts payable, general ledger and purchasing modules from its Oracle enterprise resource planning system (ERP), which system is Year 2000 compliant, prior to end of calendar 1999. The Company plans to implement the remaining Oracle ERP modules, including accounts receivable, inventory and warehouse management prior to the end of calendar year 2000, in order to replace the existing legacy systems. Year 2000 compliance costs incurred to date have primarily consisted of labor from the redeployment of existing information technology, legal and operational resources as well as computer hardware and software costs.

      In the Company's international operations, existing information systems were substantially Year 2000 compliant, and no material modifications were necessary. In addition, the Company has experienced no material adverse effects from Year 2000 issues in its international operations.

      Currently, the Company does not anticipate any material adverse effects related to Year 2000 issues. However, due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures ultimately will have a material impact on the Company's results of operations, liquidity or financial condition.

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

NEW ACCOUNTING PRONOUNCEMENTS

      See Note 2 to the consolidated financial statements included elsewhere herein for a discussion of new pronouncements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial and commodity market prices and rates. The Company is exposed to market risk in the areas of changes in United States and international borrowing rates (i.e. prime rate, LIBOR or other Eurodollar rates), and changes in foreign currency exchange rates as measured against the United States ("U.S.") dollar and functional currencies of its subsidiaries (i.e. British pound, Spanish peseta, Hong Kong dollar, Canadian dollar). In addition, the Company is exposed to market risk in certain geographic areas that have experienced or are likely to experience an economic downturn, such as China or Latin America. The Company purchases substantially all of its inventory from suppliers in China; therefore, the Company is subject to the risk that such suppliers will be unable to provide inventory at competitive prices. The Company believes that if such an event were to occur, it would be able to find alternate sources of inventory at competitive prices, however, there can be no assurance that the Company would be successful. Historically, and as of January 31, 2000, the Company has not used derivative instruments or engaged in hedging activities to minimize its market risk.

INTEREST RATE RISK

      The interest payable on the Company's revolving line-of-credit and term loans under the Credit Facility is variable based on its Lender's prime rate or adjusted Euro dollar rate, and therefore, affected by changes in market interest rates. At January 31, 2000, approximately $23.1 million was outstanding under the Credit Facility with a weighted average interest rate of 8.5%.

FOREIGN CURRENCY RISK

      The Company has wholly-owned subsidiaries in Valencia, Spain and Doncaster, England. Sales from these operations are typically denominated in Spanish Pesetas or British Pounds, respectively, thereby creating exposures to changes in exchange rates. Changes in the Spanish Peseta/U.S. Dollars exchange rate and British Pounds/U.S. Dollars exchange rate may positively or negatively affect the Company's sales, gross margins, net income and retained earnings. The Company does not believe that reasonably possible near-term changes in exchange rates will result in a material effect on future earnings, fair values or cash flows of the Company, and therefore, has chosen not to enter into foreign currency hedging transactions. There can be no assurance that such an approach will be successful, especially in the event of a significant and sudden decline in the value of the Spanish Peseta or the British Pound. Purchases of inventory by the Company's European subsidiaries from its suppliers in the Far East are subject to currency risk to the extent that there are fluctuations in the exchange rate between the United States dollar and the Spanish peseta or the British pound. Certain of the European subsidiaries' license agreements call for payment of royalties in a currency different from their functional currency, and these arrangements subject the Company to currency risk to the extent that exchange rates fluctuate from the date that royalty liabilities are incurred until the date royalties are actually paid to the licensor.

PART II.  OTHER INFORMATION

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

      The Company is in default in the payment of over $398,000 of interest due under its Convertible Debentures. The Company has an aggregate of $15.0 million of the Debentures outstanding. As a result of the default in the payment of interest on the Debentures, the Company is also in default of certain cross-default covenants of its Credit Facility. If the Company obtains a $2.5 million loan from its Chairman (discussed herein in Liquidity and Capital Resources under Management's Discussion and Analysis of Financial Condition and Results of Operations in Part I), then the Company will utilize a portion of the proceeds of the loan from the Chairman to satisfy the past due interest payments. Currently, the Company does not have available sufficient funds to make such interest payments, and there can be no assurance that the Company will obtain financing sufficient to cure its payment defaults under the Debentures. If such payment defaults continue, then the Debenture holders, subject to certain limited stand-still provisions, will have the right to accelerate the entire amount of $15.0 million principal, plus accrued and unpaid interest, under the Debentures. Because of cross-default violations under the Credit Facility (resulting from payment defaults under the Debentures), the senior lender thereunder currently has the right to accelerate the entire amount of principal, plus accrued and unpaid interest, under the Credit Facility. In the event of the acceleration of the Debentures and/or Credit Facility, the Company has insufficient funds to pay amounts that would then be due and payable. As of January 31, 2000, the revolving line of credit balance under the Credit Facility was $23.1 million, the balance of the term loans was $2.3 million, and the amount of convertible debentures outstanding was $15.0 million

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Annual Meeting of Shareholders of Play By Play Toys & Novelties, Inc. was held on January 25, 2000, for the purpose of electing directors, and approving the appointment of independent auditors. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934 and there was no solicitation in opposition to those nominees of the Board of Directors.

All of the Board of Director's nominees for directors, as listed in the proxy statement, were elected with the number of votes cast for each nominee as follows:

                                                    FOR            WITHHELD
                                                 ---------        ---------
      Raymond G. Braun                           7,152,195         153,302
      Manuel Fernandez Barroso                   7,151,845         153,652
      Tomas Duran                                7,151,845         153,652


The proposal to appoint PricewaterhouseCoopers LLP as independent auditors for the Company for the fiscal year ending July 31, 2000, was approved by the following vote:


                     FOR               AGAINST             ABSTAINED
                  ---------           ---------           -----------
                  7,118,755            145,717              41,085

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

EXHIBIT
NUMBER                         DESCRIPTION OF EXHIBITS
-------                      ---------------------------

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

EXHIBIT
NUMBER                     DESCRIPTION OF EXHIBITS
--------                 -----------------------------

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

EXHIBIT
NUMBER                    DESCRIPTION OF EXHIBITS
--------                ---------------------------

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

  10.16 First Amendment to Convertible Loan Agreement made as of October 22, 1999, by and among the Company, Renaissance Capital Group, Inc., and the Convertible Lenders party to the original Convertible Loan Agreement (filed as Exhibit 10.16 to Form 10-Q for the quarter ended October 31, 1999, and incorporated herein by reference).

  10.17 Loan and Security Agreement dated October 25, 1999 by and among Congress Financial Corporation (Southwest), the Company, Ace Novelty Co., Inc., Newco Novelty, Inc., and Friends, Food & Games, Inc. (filed as Exhibit 10.17 to Form 10-Q for the quarter ended October 31, 1999, and incorporated herein by reference).

  27     Financial Data Schedule

(B)   REPORTS ON FORM 8-K

      The Company filed a report on Form 8-K, date of event August 26, 1999, regarding the resignation of Francisco Saez Moya, President of Play By Play Toys & Novelties Europa, S.A. and Vice-Chairman of the Board of Directors. The Company also filed a report on Form 8-K, date of event October 26, 1999, regarding the resignation of Saul Gamoran, Executive Vice-President, General Counsel, Secretary and member of the Board of Directors.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 16th day of March 1999.



                                  PLAY BY PLAY TOYS & NOVELTIES, INC.

                                  By: /s/ JOE M. GUERRA
                                          Joe M. Guerra
                                          CHIEF FINANCIAL OFFICER,
                                          SECRETARY AND TREASURER