Form 10-Q
period 2000-04-30
PLAY BY PLAY TOYS & NOVELTIES INC
filed 2000-06-14
CIK 945276

==============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2000


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

   The aggregate number of the Registrant's shares outstanding on June 12, 2000 was 7,395,000 shares of Common Stock, no par value.
==============================================================================

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                           PAGE
                             PART I. FINANCIAL INFORMATION                 ----

   Item 1. Financial Statements:

           Consolidated Balance Sheets as of April 30, 2000 (unaudited)
             and July 31, 1999                                              3

           Consolidated Statements of Operations (unaudited) for
             the Three Months and Nine Months Ended April 30, 2000
             and 1999                                                       4

           Consolidated Statements of Cash Flows (unaudited) for the
             Nine Months Ended April 30, 2000 and 1999                      5

           Notes to Consolidated Financial Statements (unaudited)           6

   Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                     12

   Item 3. Quantitative and Qualitative Disclosures About Market Risk      19



                             PART II. OTHER INFORMATION

 Item 1.  Legal Proceedings                                                20

 Item 6.  Exhibits and reports on Form 8-K                                 20

 SIGNATURES                                                                23

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                         APRIL 30,          JULY 31,
                                                                       -------------     -------------
                                                                           2000              1999
                                                                       -------------     -------------
                                                                        (UNAUDITED)
CURRENT ASSETS:
     Cash and cash equivalents ....................................    $   2,684,747     $   2,345,634
     Accounts and notes receivable, less allowance for
          doubtful accounts of $5,803,603 and $7,976,984 ..........       26,930,169        36,243,047
     Inventories ..................................................       54,472,453        69,116,899
     Prepaid expenses .............................................        2,458,847         2,811,776
     Other current assets .........................................             --             468,710
                                                                       -------------     -------------
          Total current assets ....................................       86,546,216       110,986,066
Property and equipment, net .......................................       26,088,884        25,859,145
Goodwill, less accumulated amortization
     of $1,566,456 and $1,187,890 .................................       16,064,210        16,442,777
Other assets ......................................................        2,334,704         2,030,273
                                                                       -------------     -------------
          Total assets ............................................    $ 131,034,014     $ 155,318,261
                                                                       =============     =============

                     LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Book overdraft ...............................................    $   2,781,998     $   2,281,447
     Notes payable to banks .......................................       26,007,930        29,982,533
     Long-term debt classified as current .........................        1,979,052              --
     Current maturities of convertible subordinated debentures ....       15,000,000           298,500
     Current maturities of long-term debt .........................          820,138         1,654,987
     Current obligations under capital leases .....................        1,010,945         1,701,911
     Accounts payable, trade ......................................       23,237,965        32,081,780
     Accrued royalties payable ....................................        3,395,975         7,706,423
     Other accrued liabilities ....................................        1,814,389         3,172,479
     Income taxes payable .........................................        3,371,635              --
                                                                       -------------     -------------
          Total current liabilities ...............................       79,420,027        78,880,060
LONG-TERM LIABILITIES:
     Long-term debt, net of current maturities ....................             --           2,140,418
     Convertible subordinated debentures, net of current maturities             --          14,701,500
     Obligations under capital leases, net of current maturities ..        1,255,460         1,655,826
                                                                       -------------     -------------
          Total liabilities .......................................       80,675,487        97,377,804
                                                                       -------------     -------------

Commitments and contingencies

SHAREHOLDERS' EQUITY:
     Preferred stock - no par value; 10,000,000 shares
          authorized; no shares issued ............................             --                --
     Common stock - no par value; 20,000,000 shares
          authorized; 7,395,000 shares issued .....................            1,000             1,000
     Additional paid-in capital ...................................       71,486,820        71,486,820
     Deferred compensation ........................................         (233,333)         (338,333)
     Accumulated other comprehensive losses .......................       (4,307,806)       (3,006,208)
     Accumulated deficit ..........................................      (16,588,154)      (10,202,822)
                                                                       -------------     -------------
          Total shareholders' equity ..............................       50,358,527        57,940,457
                                                                       -------------     -------------
          Total liabilities and shareholders' equity ..............    $ 131,034,014     $ 155,318,261
                                                                       =============     =============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                              THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                   APRIL 30,                           APRIL 30,
                                        -------------------------------     -------------------------------
                                            2000              1999              2000              1999
                                        -------------     -------------     -------------     -------------
Net sales ..........................    $  31,644,968     $  35,649,543     $ 107,181,028     $ 119,754,986
Cost of sales ......................       22,916,955        24,957,430        74,424,941        83,323,604
                                        -------------     -------------     -------------     -------------
     GROSS PROFIT ..................        8,728,013        10,692,113        32,756,087        36,431,382

Selling, general and administrative
  expenses .........................       11,708,867        15,205,274        35,021,920        39,950,933
                                        -------------     -------------     -------------     -------------
     OPERATING INCOME (LOSS) .......       (2,980,854)       (4,513,161)       (2,265,833)       (3,519,551)

Interest expense ...................       (1,467,919)       (1,185,235)       (4,565,011)       (3,406,945)
Interest income ....................           26,723            58,222            65,186           354,933
Other income (expense) .............          (26,161)           87,053           380,327           271,119
                                        -------------     -------------     -------------     -------------

     LOSS  BEFORE INCOME TAX .......       (4,448,211)       (5,553,121)       (6,385,331)       (6,300,444)
Income tax benefit .................             --           1,943,592              --           2,205,155
                                        -------------     -------------     -------------     -------------

     NET LOSS ......................    $  (4,448,211)    $  (3,609,529)    $  (6,385,331)    $  (4,095,289)
                                        =============     =============     =============     =============

LOSS PER SHARE:
  Basic ............................    $       (0.60)    $       (0.49)    $       (0.86)    $       (0.56)
                                        -------------     -------------     -------------     -------------
  Diluted ..........................    $       (0.60)    $       (0.49)    $       (0.86)    $       (0.56)
                                        -------------     -------------     -------------     -------------

WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic ............................        7,395,000         7,327,727         7,395,000         7,319,118
                                        -------------     -------------     -------------     -------------
  Diluted ..........................        7,395,000         7,327,727         7,395,000         7,319,118
                                        -------------     -------------     -------------     -------------

         The accompanying notes are an integral part of the consolidated financial statements.

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                   NINE MONTHS ENDED APRIL 30,
                                                  -----------------------------
                                                      2000             1999
                                                  ------------     ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss .....................................  $ (6,385,331)    $ (4,095,289)
  Adjustments to reconcile net loss to
   net cash provided by (used in)
   operating activities:
     Depreciation and amortization .............     2,333,584        2,239,028
     Provision for doubtful accounts receivable        740,641        4,808,431
     Deferred income tax provision (benefit) ...          --             17,679
     Amortization of deferred compensation .....       105,000          105,000
     Loss on sale of property and equipment ....         5,316           38,570
     Change in operating assets and liabilities
       (net of Caribe acquisition):
       Accounts and notes receivable ...........     8,572,238        2,430,511
       Inventories .............................    14,644,446        6,054,120
       Prepaids and other assets ...............       478,227       (5,479,861)
       Accounts payable and accrued liabilities    (14,531,305)      (7,553,833)
       Income taxes payable ....................     3,371,635       (2,192,892)
                                                  ------------     ------------
          Net cash provided by (used in)
            operating activities ...............     9,334,451       (3,628,536)
                                                  ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment ...........    (2,147,093)      (6,515,780)
  Proceeds from the sale of property
    and equipment ..............................        75,046           73,509
  Purchase of Caribe, net of cash paid .........          --            147,088
                                                  ------------     ------------
          Net cash used in investing activities     (2,072,047)      (6,295,183)
                                                  ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (repayments) under Revolving
    Credit Agreements ..........................    (3,974,603)      12,072,935
  Proceeds of long-term debt ...................       297,693             --
  Repayment of long-term debt ..................    (1,293,909)      (1,830,653)
  Repayment of capital lease obligations .......    (1,151,425)      (1,024,825)
  Increase in book overdraft ...................       500,551        1,052,725
                                                  ------------     ------------
          Net cash provided by (used in)
            financing activities ...............    (5,621,693)      10,270,182
                                                  ------------     ------------
EFFECT OF FOREIGN CURRENCY EXCHANGE RATES ......    (1,301,598)      (1,341,083)
                                                  ------------     ------------
  Increase (decrease) in cash and
    cash equivalents ...........................       339,113         (994,620)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD     2,345,634        3,024,028
                                                  ------------     ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .....  $  2,684,747     $  2,029,408
                                                  ============     ============

Non-cash financing and investing-activity:
  Capital leases incurred ......................  $     60,092     $    608,782
                                                  ============     ============
  Common stock issued in Caribe acquisition ....  $       --       $    500,000
                                                  ============     ============
  Reduction of accounts receivable in
    Caribe acquisition .........................  $       --       $  1,992,794
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

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The accompanying unaudited consolidated financial statements and related disclosures have been prepared in accordance with generally accepted accounting principles applicable to interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and interim results of PlayoByoPlay Toys & Novelties, Inc. and Subsidiaries (the "Company") as of and for the periods presented have been included. Certain amounts in the financial statements for the prior period have been reclassified to conform to the current year presentation. Because the Company's business is seasonal, results for interim periods are not necessarily indicative of those that may be expected for a full year.

      The financial information included herein should be read in conjunction with the Company's consolidated financial statements and related notes in its Annual Report on Form 10-K for the fiscal year ended July 31, 1999, which is on file with the United States Securities and Exchange Commission.

2.  NEW ACCOUNTING PRONOUNCEMENTS

      In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (August 1, 2000, for the Company). SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in the current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is the type of hedge transaction. The Company is currently evaluating SFAS No. 133 to determine its impact on the financial statements and related disclosures, if any.

      In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." In SAB No. 101, the SEC staff expresses its views regarding the appropriate recognition of revenue with regard to a variety of circumstances, some of which are of particular relevance to the Company. The Company will be required to adopt SAB No. 101 for the quarter beginning August 1, 2000. The Company is currently evaluating SAB No. 101 to determine its impact on the financial statements, if any.

3.  INVENTORIES

      Inventories are comprised of the following:

                                APRIL 30, 2000  JULY 31, 1999
                                --------------  -------------
          Purchased for resale    $54,005,050    $68,592,189
          Operating supplies..        467,403        524,710
                                --------------  -------------
               Total .........    $54,472,453    $69,116,899
                                ==============  =============

4.    CONTINGENCIES

      In December 1997, a legal action was instituted against the Company by an individual alleging claims for unfair competition (misappropriation), breach of contract, breach of implied in fact contract, and quasi contract in connection with alleged infringement resulting from the sale of Tornado Taz(TM). The plaintiff seeks to recover the Company's profits on the sale of the toy in question which could be as much as two million dollars or more, or alternatively the plaintiff may seek to recover royalties as a measure of damages. The Company responded by denying the essential allegations of the complaint and by filing counterclaims and by filing a motion for summary judgement. The plaintiff filed motions for summary judgement for dismissal of the claims and counterclaims. On January 21, 1999, a judge in the United States District Court Southern District of New York granted both the defendant's and plaintiff's motions for summary judgement dismissing the claims and counterclaims. On February 19, 1999, the plaintiff filed a notice of appeal with respect to the court's granting the Company's motion for summary judgement. The Company filed a similar notice on February 25, 1999 regarding the granting of the plaintiff's motion for summary judgement. The Court of Appeals reversed the grant of summary judgement against the plaintiff and affirmed the grant of summary judgement against the Company, thus dismissing all of the Company's counterclaims against the plaintiff. The Company and plaintiff are currently engaged in settlement discussions.

      In April 2000, the Company commenced arbitration before the American Arbitration Association against a software vendor seeking to recover certain amounts advanced by the Company to the vendor, to terminate the contract and cancel remaining amounts due to the software vendor under the contract, and to recover damages. The Company contends in the arbitration matter that the software and services provided to the Company are unsuitable for their intended use and that the capabilities of the software were misrepresented by the software vendor and cannot be used by the Company in its operations. The software vendor has filed a counter claim to the arbitration contending it completed the project in accordance with the terms of the contract and seeks to recover full payment of the contract price. To date, the Company has paid the software vendor approximately $878,000 and the software vendor is seeking to recover remaining amounts due under the contract totaling approximately $500,000. Management has retained counsel and is currently evaluating the matter.

5.  FORWARD CONTRACTS

      During the quarter ended April 30, 2000, the Company's European subsidiary entered into a foreign exchange hedging contract relative to certain payments arising out of its foreign operations and denominated in a currency other than its functional currency. The Company does not enter into these contracts for speculative purposes. At April 30, 2000, the Company had one forward exchange contract outstanding, which settled in June 2000. The notional value of the contract at issuance was approximately $1.3 million. At April 30, 2000, there was an unrealized gains of $68,000 under the contract. There were no realized hedging gains or losses from settlement of contracts in the third quarter or the nine months of fiscal 2000.

6.  LICENSES

      Two of the Company's significant entertainment character licenses, which originally expired on March 31, 2000, were extended to May 31, 2000. The Company is in discussions with the licensor for the renewal and extension of these two agreements; however, the licensor is allowing the Company to sell licensed merchandise under these agreements while negotiations for the renewals and extensions are being conducted. As a percentage of total net sales, the combined sales under these two agreements were 19.2%, 26.4% and 30.9% for the nine months of fiscal year 2000 and fiscal years 1999 and 1998, respectively. In addition, a significant portion of the Company's inventory is comprised of merchandise based on characters licensed under these agreements. Currently, the Company has failed to make payment of certain royalties required to be paid to the Licensor under these and related licenses for which the Company is in negotiations to extend the license agreements, including the payment terms. Negotiations on these licenses are in the process of being completed; however, there can be no assurance that the Company will be able to renew these license agreements or whether payment terms will be extended or, if renewals or payment term extensions are obtained that the terms will be as favorable to the Company as those contained in the expiring license agreements.

7.  LONG-TERM DEBT

      Monthly principal payments on the Company's outstanding $15 million of Convertible Debentures commence on June 30, 2000, at a rate of 1% of the outstanding principal balance, and the remaining unpaid balance is due at maturity on December 31, 2000. The Company currently expects that, by itself, cash flow from operations will be insufficient to enable the Company to retire the unsatisfied obligations under the Convertible Debentures due at maturity. Accordingly, unless the debentures are converted into the Company's common stock before the scheduled maturity, the Company will need to refinance in order to satisfy its repayment obligations thereunder. There can be no assurance that the Company will be able to refinance the Convertible Debentures or, if such refinancing is obtained that the terms will be as favorable to the Company as those contained in the Convertible Debentures.

      On March 20, 2000, the Company obtained a loan in the principal amount of $2.5 million from its Chairman of the Board. The loan provided for interest at 8% per annum and was secured by a first lien on the Company's 1999 Federal income tax refund of approximately $2.8 million. The tax refund was received and the loan from the Chairman plus accrued interest was repaid shortly thereafter.

      On March 20, 2000, the Company's Credit Facility was amended to reduce the maximum credit commitment from $60 million to $35 million and the revolving loan limit to $32.6 million and provided for a supplemental loan under the revolving line of credit in the principal amount of $500,000. The supplemental loan was repaid in weekly installments and matured in May 2000. See also Note 11. Subsequent Events, relating to the Company's Credit Facility.

8.  COMPREHENSIVE LOSS

      The Company's comprehensive loss is comprised of net loss and foreign currency translation adjustments.

      The components of comprehensive loss are as follows:

                               THREE MONTHS ENDED APRIL 30,    NINE MONTHS ENDED APRIL 30,
                               ---------------------------     ---------------------------
                                  2000             1999           2000            1999
                               -----------     -----------     -----------     -----------
Net loss ..................    $(4,448,211)    $(3,609,529)    $(6,385,331)    $(4,095,289)
Foreign currency
  translation adjustment ..       (172,468)     (1,979,867)     (1,301,598)     (1,341,083)
                               -----------     -----------     -----------     -----------
Comprehensive loss ........    $(4,620,679)    $(5,589,396)    $(7,686,929)    $(5,436,372)
                               ===========     ===========     ===========     ===========

9.  LOSS PER SHARE

      Basic loss per common share was computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share differs from basic earnings per share due to the assumed exercises and conversions of dilutive options, warrants and convertible debt that were outstanding during the period.

      The calculations of basic and diluted loss per share for the three and nine month periods ended April 30, 2000 and 1999 are as follows:

                                                                           THREE MONTHS ENDED APRIL 30,
                                                   ------------------------------------------------------------------------------
                                                                      2000                                     1999
                                                   -------------------------------------    -------------------------------------
                                                                     Common        Per                        Common        Per
                                                      Loss           Shares       Share        Loss           Shares       Share
                                                   -----------     -----------    ------    -----------     -----------    ------
BASIC EPS:
As reported ...................................    $(4,448,211)      7,395,000    $(0.60)   $(3,609,529)      7,327,727    $(0.49)

EFFECT OF DILUTIVE SECURITIES:
Options .......................................           --              --                       --              --
Warrants ......................................           --              --                       --              --
Convertible Subordinated Debentures ...........           --              --                       --              --
                                                   -----------     -----------    ------    -----------     -----------    ------
DILUTED EPS: ..................................    $(4,448,211)      7,395,000    $(0.60)   $(3,609,529)      7,327,727    $(0.49)
                                                   ===========     ===========    ======    ===========     ===========    ======




                                                                            NINE MONTHS ENDED APRIL 30,
                                                   ------------------------------------------------------------------------------
                                                                 2000                                     1999
                                                   -------------------------------------    -------------------------------------
                                                                     Common        Per                        Common        Per
                                                      Loss           Shares       Share        Loss           Shares       Share
                                                   -----------     -----------    ------    -----------     -----------    ------
BASIC EPS:
As reported ...................................    $(6,385,331)      7,395,000    $(0.86)   $(4,095,289)      7,319,118    $(0.56)

EFFECT OF DILUTIVE SECURITIES:
Options .......................................           --              --                       --              --
Warrants ......................................           --              --                       --              --
Convertible Subordinated Debentures ...........           --              --                       --              --
                                                   -----------     -----------    ------    -----------     -----------    ------
DILUTED EPS: ..................................    $(6,385,331)      7,395,000    $(0.86)   $(4,095,289)      7,319,118    $(0.56)
                                                   ===========     ===========    ======    ===========     ===========    ======

      During the three months ended April 30, 2000 and 1999 and nine months ended April 30, 2000 and 1999, the Company had various amounts of common stock options and warrants outstanding which were not included in the diluted earnings per share calculation because the options and warrants would have been anti-dilutive.

10.  DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

      In fiscal 1999, the Company adopted SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information", which establishes reporting standards for the way public companies report information about operating business segments in annual and interim reports. While the Company is organized and managed internally by sales and operating divisions, revenues are segmented between retail and amusement distribution channels.

Information about revenue segments is presented below.

                                    REVENUE SEGMENTS
                       AMUSEMENT        RETAIL           OTHER           TOTAL
                      ------------    ------------    ------------    ------------
THREE MONTHS ENDED
APRIL 30, 2000
Net sales ........    $ 24,836,204    $  6,075,662    $    733,102    $ 31,644,968
Cost of sales ....      17,563,421       4,761,966         591,568      22,916,955
                      ------------    ------------    ------------    ------------
Gross profit .....       7,272,783       1,313,696         141,534       8,728,013

THREE MONTHS ENDED
APRIL 30, 1999
Net sales ........    $ 30,101,542    $  4,832,193    $    715,808    $ 35,649,543
Cost of sales ....      21,140,310       3,497,222         319,898      24,957,430
                      ------------    ------------    ------------    ------------
Gross profit .....       8,961,232       1,334,971         395,910      10,692,113


NINE MONTHS ENDED
APRIL 30, 2000
Net sales ........    $ 74,815,759    $ 30,274,625    $  2,090,644    $107,181,028
Cost of sales ....      50,989,492      22,209,587       1,225,862      74,424,941
                      ------------    ------------    ------------    ------------
Gross profit .....      23,826,267       8,065,038         864,782      32,756,087

NINE MONTHS ENDED
APRIL 30, 1999
Net sales ........    $ 89,205,176    $ 28,536,459    $  2,013,351    $119,754,986
Cost of sales ....      60,874,178      21,462,575         986,851      83,323,604
                      ------------    ------------    ------------    ------------
Gross profit .....      28,330,998       7,073,884       1,026,500      36,431,382


The following are net sales by geographic areas for the three and nine months ended April 30:
                      THREE MONTHS ENDED APRIL 30,    NINE MONTHS ENDED APRIL 30,
                      ----------------------------    ----------------------------
                          2000            1999            2000            1999
                      ------------    ------------    ------------    ------------
Domestic .........    $ 21,239,441    $ 24,548,547    $ 69,943,080    $ 82,910,790
International ....       8,708,010       9,471,839      26,275,421      27,776,193
Latin America ....       1,697,517       1,629,157      10,962,527       9,068,003
                      ------------    ------------    ------------    ------------
                      $ 31,644,968    $ 35,649,543    $107,181,028    $119,754,986

11.  SUBSEQUENT EVENTS

      On June 1, 2000, the Company's Credit Facility was amended to temporarily extend the seasonal advance rate percentage applicable to inventory and to waive the Company's non-compliance with a financial covenant at April 30, 2000, under the Credit Facility. The Company anticipates that it will not be in compliance with the financial covenant at July 31, 2000, based on current projections for the fourth quarter. Accordingly, the Company has reclassified all long-term debt to current as of April 30, 2000. Under the terms of the amendment, the inventory advance rate percentage decreases from 55% to 50% based on a series of scheduled weekly reductions in the advance rate percentage during the period from July to September 2000. In addition, the Credit Facility was further amended to increase the interest rate for borrowings outstanding under the Credit Facility from the prime rate plus .25 percent (.25%) to the prime rate plus one percent (1%) for prime rate loans and from two and three-quarters percent (2.75%) per annum in excess of the adjusted eurodollar rate to three and one-half percent (3.5%) per annum in excess of the adjusted eurodollar rate for eurodollar rate loans.

      The Company's Latin American subsidiary, Caribe Marketing and Sales Company, Inc., has a credit facility with a lender that provides for an aggregate commitment of $5.0 million for the issuance of letters of credit and a $1.5 million sublimit for cash advances. The credit facility will expire on June 30, 2000, and Caribe is pursuing renewal with the lender, as well as replacement with other lenders. Caribe had $1.5 million outstanding under the line of credit and $57,000 in outstanding letters of credit under the credit facility as of April 30, 2000. The Company recently received verbal approval from the lender for an amendment and extension of the credit facility, which includes the conversion of the credit facility to an asset-based facility, however specific terms have not been determined. While the company expects that the details will be forthcoming, there can be no assurance that Caribe will be able to complete the transaction or, that the terms, if obtained, will be as favorable to Caribe as those contained in the existing credit facility.

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

RESULTS OF OPERATIONS

      The following unaudited table sets forth the Company's results of operations as a percentage of net sales for the periods indicated below:

                                               THREE MONTHS ENDED  NINE MONTHS ENDED
                                               ------------------  -----------------
                                                    APRIL 30,           APRIL 30,
                                                ---------------     ---------------
                                                2000      1999      2000      1999
                                                -----     -----     -----     -----
Net sales ..................................   100.0%    100.0%    100.0%    100.0%
Cost of sales ..............................    72.4      70.0      69.4      69.6
                                               ------    ------    ------    ------
Gross profit ...............................    27.6      30.0      30.6      30.4
Selling, general and administrative expenses    37.0      42.7      32.7      33.4
                                               ------    ------    ------    ------
Operating loss .............................    (9.4)     (12.7)    (2.1)     (3.0)
Interest expense ...........................    (4.6)     (3.3)     (4.3)     (2.8)
Interest income ............................     0.1       0.2       0.1       0.3
Other income ...............................    (0.1)      0.2       0.4       0.2
Income tax benefit .........................     0.0       5.5       0.0       1.8
                                               ------    ------    ------    ------
Net loss ...................................    (14.0)%   (10.1)%   (5.9)%    (3.5)%
                                               ======    ======    ======    ======

THREE MONTHS ENDED APRIL 30, 2000 AND 1999

      NET SALES. Net sales for the three months ended April 30, 2000 were $31.6 million, a decrease of 11.2%, or $4.0 million, from $35.6 million in the comparable period in fiscal 1999. The decrease in net sales was primarily attributable to a decrease in the Company's worldwide amusement net sales of 17.5%, or $5.3 million, to $24.8 million, offset by an increase in the Company's worldwide retail net sales of 25.7%, or $1.2 million, to $6.1 million over the comparable period in fiscal 1999. Amusement sales for the third quarter were down in part due to the Company being contractually prohibited from commencing sales of Pokemon merchandise until April 1, 2000, as well as lower sales of novelty items due to lower fulfillment rates. Domestic net toy sales for the third quarter of fiscal 2000 compared to the third quarter of fiscal 1999 decreased 14.0%, or $3.3 million, to $20.5 million. International net toy sales decreased 8.1%, or $764,000, to $8.7 million, and Latin America net toy sales increased 4.2%, or $68,000, to $1.7 million.

      Net toy sales to retail customers for the third quarter of fiscal 2000 and fiscal 1999 were $6.1 million and $4.8 million, respectively, which accounted for 19.2% and 13.6%, respectively, of the Company's net sales. The 25.7%, or $1.2 million, increase in net sales to retail customers from the third quarter of fiscal 1999 to the third quarter of fiscal 2000 is attributable to an increase in sales of licensed plush of 39.0%, or $1.1 million, to $4.0 million, from $2.9 million, and an increase in sales of licensed electronic toys of 52.9%, or $664,000, to $1.9 million, from $1.3 million. This increase was offset by a decrease in sales of PLAYOFACES(R) of 78.2%, or $499,000, to $139,000, from $638,000, in the comparable period in fiscal 1999. The increase in retail sales is in part reflective of the Company's inventory reduction initiatives.

      Net toy sales to amusement customers for the third quarter of fiscal 2000 and fiscal 1999 were $24.8 million and $30.1 million, respectively, which accounted for 79.4% and 84.4%, respectively, of the Company's net sales. The decrease of 17.5%, or $5.3 million, is primarily attributable to decreased sales of licensed plush of 17.8%, or $3.9 million, to $18.1 million, from $22.0 million, decreased sales of novelty items of 34.0%, or $835,000, to $1.6 million, and decreased sales of non-licensed plush toys of 9.0%, or $504,000, to $5.1 million from the comparable period in fiscal 1999.

      Net sales of licensed products for the third quarter of fiscal 2000 were $24.2 million, a decrease of 9.9%, or $2.6 million, from $26.8 million in the comparable period of fiscal 1999. The decrease in licensed product sales was primarily attributable to a decrease of net sales of the Company's licensed plush toys of 11.3%, or $2.8 million, to $22.1 million, from $24.9 million in the comparable period of fiscal 1999. Net sales of the licensed electronic toys accounted for $1.9 million, or 6.2% of the Company's net toy sales for the third quarter of fiscal 2000 compared to $1.3 million in the comparable period of fiscal 1999. Within licensed products, sales of Looney Tunes' characters accounted for $10.6 million, or 34.4%, of the Company's net toy sales for the third quarter of fiscal 2000 compared to $16.5 million in the comparable period of fiscal 1999.

      Net sales of non-licensed products for the third quarter of fiscal 2000 decreased 16.9%, or $1.4 million, to $6.8 million from $8.1 million in the comparable period of fiscal 1999. This decrease is primarily attributable to a decrease in sales of novelty items of $835,000 and a decrease in sales of non-licensed stuffed toys of $504,000.

      GROSS PROFIT. Gross profit decreased 18.4%, or $2.0 million, to $8.7 million for the third quarter of fiscal 2000 from $10.7 million in the comparable period of fiscal 1999. This decrease was principally a result of lower overall sales for the third quarter of fiscal 2000, as well as reduced margins on sales made within the Company's international amusement division and the Company's worldwide retail division in connection with the Company's inventory reduction initiatives. Additionally, the Company recorded a $1.1 million inventory writedown relative to a physical inventory taken by the Company's European subsidiary in the third quarter of fiscal 2000. As a result, gross profit as a percentage of net sales decreased to 27.6% for the third quarter of fiscal 2000 from 30.0% in the comparable period in fiscal 1999.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased approximately 23.0%, or $3.5 million, to $11.7 million for the third quarter of fiscal 2000 from $15.2 million in the comparable period in fiscal 1999. This decrease is primarily attributable to decreased advertising expenses of $510,000 and reduced payroll costs of $384,000 offset by increased bad debt expense of $511,000 recorded by the Company's European subsidiary in the third quarter of fiscal 2000. In addition, included in selling, general and administrative expenses for the third quarter of fiscal 1999 is the write-off of $3.3 million of uncollectible accounts receivable from the Company's former Mexico distributor and approximately $362,000 of severance costs related to management restructuring initiatives and personnel reductions. As a percentage of net sales, selling, general and administrative expenses decreased to 37.0% for the third quarter of fiscal 2000 from 42.7% in the comparable period in fiscal 1999.

      INTEREST EXPENSE. Interest expense increased $283,000, to $1.5 million, for the third quarter of fiscal 2000 from $1.2 million in the comparable period of fiscal 1999. The increase is attributable to increased borrowing costs, including increases in the interest rates on the Company's Credit Facility and Convertible Debentures and the amortization of costs incurred and capitalized in October 1999 in connection with obtaining the Credit Facility.

      INCOME TAX BENEFIT. The Company was unable to record an income tax benefit as a result of the net loss for the third quarter of fiscal 2000 as all available net operating loss carrybacks were exhausted by the Company in the previous fiscal year and the Company's ability to record a tax benefit based on available net operating loss carryforwards is deferred until future periods, if any, in which the Company generates taxable income. As a result, the Company has provided a full valuation allowance for deferred tax assets resulting from net operating losses. The Company realized a tax benefit in the third quarter of fiscal 1999 to the extent of available net operating loss carrybacks. The Company recorded no tax expense for the third quarter of fiscal 2000 due to the net loss for the period and the utilization of available net operating loss carryforwards to offset tax on taxable income in certain foreign jurisdictions.

NINE MONTHS ENDED APRIL 30, 2000 AND 1999

      NET SALES. Net sales for the nine months ended April 30, 2000 were $107.2 million, a decrease of 10.5%, or $12.6 million, from $119.8 million in the comparable period of fiscal 1999. The decrease in net sales was primarily attributable to a decrease in the Company's worldwide amusement net sales of 16.1%, or $14.4 million, to $74.8 million, offset by an increase in the Company's worldwide retail net sales of 6.1%, or $1.7 million, to $30.3 million. Amusement sales for the nine months were down in part due to the Company being contractually prohibited from commencing sales of Pokemon merchandise until April 1, 2000, and merchandise delivery delays within the Company's fundraising business unit. Domestic net toy sales for the nine months of fiscal 2000 compared to the nine months of fiscal 1999 decreased 16.1%, or $13.0 million, to $67.9 million from $80.9 million. International net toy sales decreased 5.4%, or $1.5 million, to $26.3 million, from $27.8 million and Latin American net toy sales increased 20.9%, or $1.9 million, to $11.0 million, from $9.1 million.

      Net toy sales to retail customers for the nine months of fiscal 2000 and fiscal 1999 were $30.3 million, or 28.2%, and $28.5 million, or 23.8%, respectively, of the Company's net sales. The 6.1%, or $1.7 million, increase in sales to retail customers for the nine months of fiscal 2000 over the comparable period a year ago reflects an increase in sales of licensed plush toys of 92.5%, or $9.0 million, to $18.8 million offset by decreases in sales of licensed electronic toys of 24.9%, or $2.6 million, PLAY-FACES(R) of 78.2%, or $3.8 million and non-licensed electronic toys of 26.7%, or $902,000. The increase in retail sales is in part reflective of the Company's inventory reduction initiatives.

      Net toy sales to amusement customers for the nine months of fiscal 2000 and fiscal 1999 were $74.8 million, or 69.8%, and $89.2 million, or 74.5%, respectively, of the Company's net sales. The 16.1%, or $14.4 million, decrease from the comparable period in fiscal 1999 is primarily attributable to a decrease of $15.0 million, or 25.9%, in sales of licensed plush toys, and a decrease in sales of non-licensed plush toys of $1.1 million, or 5.3%, to amusement customers, offset by an increase in sales of novelty items of $1.8 million, or 19.0%, from the comparable period in fiscal 1999.

      Net sales of licensed products for the nine months of fiscal 2000 were $70.8 million, a decrease of 14.9%, or $12.4 million, from $83.2 million in the comparable period of fiscal 1999. The decrease in licensed product sales was attributable to a decrease in domestic, Latin American and international net sales of licensed products of 16.5%, or $9.0 million, of 21.6%, or $1.3 million, and of 9.2%, or $2.1 million, respectively. Within licensed products, sales of Looney Tunes' characters accounted for $37.2 million, or 35.4%, of the Company's net toys sales for the nine months of fiscal 2000. Net sales of licensed electronic toys accounted for $7.9 million, or 7.5%, of the Company's net toy sales for the nine months of fiscal 2000. Net sales of PLAY-FACES(R) accounted for $1.1 million, or 1.0% of the Company net toy sales for the nine months of fiscal 2000.

      Net sales of non-licensed products for the nine months of fiscal 2000 decreased 0.7%, or $258,000, to $34.3 million from $34.6 million in the comparable period of fiscal 1999. This decrease is primarily attributable to a decrease in sales of non-licensed stuffed toys of $1.1 million and a decrease in sales of non-licensed electronic toys of $902,000 offset by an increase in sales of novelty items of $1.8 million.

      GROSS PROFIT. Gross profit decreased 10.1% to $32.8 million for the nine months of fiscal 2000 from $36.4 million in the comparable period in fiscal 1999, due to lower overall sales for the nine months of fiscal 2000, as well as, reduced margins on sales made within the Company's international amusement division offset by improved margins on sales within the Company's domestic amusement and Latin American divisions. Margins were negatively impacted by sales within the Company's amusement and retail divisions in connection with the Company's inventory reduction initiatives. Gross profit as a percentage of net sales increased to 30.6% for the nine months of fiscal 2000 from 30.4% in the comparable period in fiscal 1999.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased approximately 12.3%, or $4.9 million, to $35.0 million for the nine months of fiscal 2000 from $40.0 million in the comparable period in fiscal 1999. This decrease is primarily attributable to decreased payroll and related costs of $2.3 million and a $1.5 million decrease in domestic media advertising costs, offset by a $1.7 million increase in advertising and catalog preparation and distribution costs related principally to the Company's direct marketing division and increased bad debt expense of $511,000 recorded by the Company's European subsidiary in the third quarter of fiscal 2000. Additionally, included in the selling, general and administrative expenses for the nine months of fiscal 1999 is the write-off of $3.3 million of uncollectible accounts receivable from the Company's former Mexico distributor and approximately $362,000 of severance costs related to management restructuring initiatives and personnel reductions. As a percentage of net sales, selling, general and administrative expenses decreased to 32.7% for the nine months of fiscal 2000 from 33.4% in the comparable period of fiscal 1999.

      INTEREST EXPENSE. Interest expense increased $1.2 million to $4.6 million for the nine months of fiscal 2000 from $3.4 million in the comparable period of fiscal 1999. The increase is attributable to increased borrowings outstanding under the Company's revolving lines of credit, and increased borrowing costs, including increases in the interest rates on the Company's Credit Facility and Convertible Debentures and the amortization of costs incurred and capitalized in October 1999 in connection with obtaining the Company's new credit facility.

      INCOME TAX BENEFIT. The Company was unable to record an income tax benefit as a result of the net loss for the nine months of fiscal 2000 as all available net operating loss carrybacks were exhausted by the Company in the previous fiscal year and the Company's ability to record a tax benefit based on available net operating loss carryforwards is deferred until future periods, if any, in which the Company generates taxable income. As a result, the Company has provided a full valuation allowance for deferred tax assets resulting from net operating losses. The Company realized a tax benefit for the nine months of fiscal 1999 to the extent of available net operating loss carrybacks. The Company recorded no tax expense for the third quarter of fiscal 2000 due to the net loss for the period and the utilization of available net operating loss carryforwards to offset tax on taxable income in certain foreign jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

      At April 30, 2000, the Company's working capital was $7.1 million compared to $32.1 million at July 31, 1999. This decrease is principally attributable to the reclassification of the Convertible Debentures from long term debt to current at April 30, 2000, as the debentures mature on December 31, 2000, and the net loss incurred during the nine months of fiscal 2000.

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

      The Company's operating activities provided net cash of $9.3 million in the nine months of fiscal 2000 and used net cash of $3.6 million in the comparable period of fiscal 1999. The cash flow from operations in the nine months of fiscal 2000 was primarily affected by the net loss, decreases in inventory and accounts receivable, increases in prepaids, and decreases in accounts payable and accrued liabilities. During the third quarter of fiscal 1999, the Company wrote-off $3.3 million in uncollectible accounts receivable from the Company's former Mexico distributor.

      Net cash used in investing activities during the nine months of fiscal 2000 and 1999 was $2.1 million and $6.3 million, respectively. For the nine months of fiscal 2000, net cash used in investing activities consisted of $2.1 million of expenditures for property and equipment, including $1.2 million for costs related to implementation of the Company's enterprise resource planning system and $293,000 for vending equipment. In the third quarter of fiscal 1999, the Company acquired substantially all of the assets and liabilities of Caribe Marketing for the purchase price of $2.5 million consisting of cash, 80,000 shares of the Company's common stock and reduction of accounts receivable of $2.0 million. In the nine months of fiscal 1999, net cash used in investing activities consisted principally of the purchase of property and equipment including $2.5 million for computer equipment, $3.4 million for costs incurred related to implementation of the Company's enterprise resource planning system, and real property and improvements of $581,000.

      Financing activities used net cash of $5.6 million during the nine months of fiscal 2000 and provided net cash of $10.3 million during the nine months of fiscal 1999. During the nine months of fiscal 2000, the Company received aggregate advances of $59.0 million under, and made repayments of $62.9 million on, its credit facility, and reduced the principal on its long-term loans by $1.3 million. During the nine months of fiscal 1999, the Company received aggregate advances of $105.4 million under, and made repayments of $93.3 million on, its credit facility, and reduced the principal on its long-term loans by $1.8 million.

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

      Monthly principal payments on the Company's outstanding $15 million of Convertible Debentures commence on June 30, 2000, at a rate of 1% of the outstanding principal balance, and the remaining unpaid balance is due at maturity on December 31, 2000. The Company currently expects that, by itself, cash flow from operations will be insufficient to enable the Company to retire the unsatisfied obligations under the Convertible Debentures due at maturity. Accordingly, unless the debentures are converted into the Company's common stock before the scheduled maturity, the Company will need to refinance in order to satisfy its repayment obligations thereunder. There can be no assurance that the Company will be able to refinance the Convertible Debentures or, if such refinancing is obtained that the terms will be as favorable to the Company as those contained in the Convertible Debentures.

      On March 20, 2000, the Company obtained a loan in the principal amount of $2.5 million from its Chairman of the Board. The loan provided for interest at 8% per annum and was secured by a first lien on the Company's 1999 Federal income tax refund of approximately $2.8 million. The tax refund was received and the loan from the Chairman plus accrued interest was repaid shortly thereafter.

      On March 20, 2000, the Company's Credit Facility was amended to reduce the maximum credit commitment from $60 million to $35 million and the revolving loan limit to $32.6 million and provided for a supplemental loan under the revolving line of credit in the principal amount of $500,000. The supplemental loan was repaid in weekly installments and matured in May 2000. See also Note 11. Subsequent Events, relating to the Company's Credit Facility, as contained in the Company's financial statements included elsewhere herein.

      Two of the Company's significant entertainment character licenses, which originally expired on March 31, 2000, were extended to May 31, 2000. The Company is in discussions with the licensor for the renewal and extension of these two agreements; however, the licensor is allowing the Company to sell licensed merchandise under these agreements while negotiations for the renewals and extensions are being conducted. As a percentage of total net sales, the combined sales under these two agreements were 19.2%, 26.4% and 30.9% for the nine months of fiscal year 2000 and fiscal years 1999 and 1998, respectively. In addition, a significant portion of the Company's inventory is comprised of merchandise based on characters licensed under these agreements. Currently, the Company has failed to make payment of certain royalties required to be paid to the Licensor under these and related licenses for which the Company is in negotiations to extend the license agreements, including the payment terms. Negotiations on these licenses are in the process of being completed; however, there can be no assurance that the Company will be able to renew these license agreements or whether payment terms will be extended or, if renewals or payment term extensions are obtained that the terms will be as favorable to the Company as those contained in the expiring license agreements.

      On June 1, 2000, the Company's Credit Facility was amended to temporarily extend the seasonal advance rate percentage applicable to inventory and to waive the Company's non-compliance with a financial covenant at April 30, 2000, under the Credit Facility. The Company anticipates that it will not be in compliance with the financial covenant at July 31, 2000, based on current projections for the fourth quarter. Accordingly, the Company has reclassified all long-term debt to current as of April 30, 2000. Under the terms of the amendment, the inventory advance rate percentage decreases from 55% to 50% based on a series of scheduled weekly reductions in the advance rate percentage during the period from July to September 2000. In addition, the Credit Facility was further amended to increase the interest rate for borrowings outstanding under the Credit Facility from the prime rate plus .25 percent (.25%) to the prime rate plus one percent (1%) for prime rate loans and from two and three-quarters percent (2.75%) per annum in excess of the adjusted eurodollar rate to three and one-half percent (3.5%) per annum in excess of the adjusted eurodollar rate for eurodollar rate loans.

      The Company's Latin American subsidiary, Caribe Marketing and Sales Company, Inc., has a credit facility with a lender that provides for an aggregate commitment of $5.0 million for the issuance of letters of credit and a $1.5 million sublimit for cash advances. The credit facility will expire on June 30, 2000, and Caribe is pursuing renewal with the lender, as well as replacement with other lenders. Caribe had $1.5 million outstanding under the line of credit and $57,000 in outstanding letters of credit under the credit facility as of April 30, 2000. The Company recently received verbal approval from the lender for an amendment and extension of the credit facility, which includes the conversion of the credit facility to an asset-based facility, however specific terms have not been determined. While the company expects that the details will be forthcoming, there can be no assurance that Caribe will be able to complete the transaction or, that the terms, if obtained, will be as favorable to Caribe as those contained in the existing credit facility.

      The Company's European subsidiary previously had credit facilities with three separate banks in Europe that recently merged into a single entity resulting in a greater concentration of Company's credit arrangements within the surviving bank ("Bank"). To reduce this increased concentration of credit risk, the Bank has advised the Company that it is progressively reducing its credit commitment to the Company from 1.1 billion pesetas (approximately $6.0 million) at March 31, 2000, to 575 million pesetas (approximately $3.2 million) by October 15, 2000. The Company is in discussion with additional lenders to replace the portion of the Company's credit requirements that the Bank is reducing. The credit commitment from the Bank consists of letter of credit, discounting and revolving loan facilities that mature in November 2000. There can be no assurance that the Company will be able to obtain financing from alternate lenders or if such financing is obtained that the terms will be as favorable to the Company as those contained in the current credit arrangements.

EURO

      On January 1, 1999, eleven of the fifteen member countries of the European Union introduced the euro, which has become the common currency among the participating member countries by converting to the euro at the exchange rates in effect on the introduction date. One of the participating members is Spain, which is the country in which Play-By-Play Toys & Novelties, Europa, S.A. ("Play-By-Play Europe") is located. Play-By-Play Europe intends to keep its books in Spain's sovereign currency, the peseta, through the substantial portion of the three-year introductory period, at the end of which all companies in participating member countries must adopt the euro. PlayoByoPlay Europe's accounting system is currently capable of performing the euro conversion, and the Company does not anticipate that the costs related to the conversion will be significant. In addition, because Play-By-Play Europe operates primarily in Spain and in non-European Union countries, currently management does not anticipate that the introduction of the euro will have a material adverse effect on Play-By-Play Europe's results of operations, financial position, or cash flows for the forseeable future.

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

      To date, the Company has experienced no material adverse effects from Year 2000 issues. In its domestic operations, the Company's accounts receivable, inventory and warehouse management legacy systems have been successfully modified to achieve Year 2000 compliance, and the Company successfully implemented the accounts payable, general ledger and purchasing modules from its Oracle enterprise resource planning system (ERP), which system is Year 2000 compliant, prior to end of calendar 1999. The Company plans to implement the remaining Oracle ERP modules, including accounts receivable, inventory, as well as a warehouse management system, prior to the end of calendar year 2001, in order to replace the existing legacy systems. Year 2000 compliance costs incurred to date have primarily consisted of labor from the redeployment of existing information technology, legal and operational resources as well as computer hardware and software costs.

      In the Company's international operations, existing information systems were already substantially Year 2000 compliant, and no material modifications were necessary. In addition, the Company has experienced no material adverse effects from Year 2000 issues in its international operations.

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

INTEREST RATE RISK

      The interest payable on the Company's revolving line-of-credit and term loans under the Credit Facility is variable based on its Lender's prime rate or adjusted eurodollar rate, and therefore, affected by changes in market interest rates. At April 30, 2000, approximately $24.5 million was outstanding under the Credit Facility with a weighted average interest rate of 9.05%.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      In December 1997, a legal action was instituted against the Company by an individual alleging claims for unfair competition (misappropriation), breach of contract, breach of implied in fact contract, and quasi contract in connection with alleged infringement resulting from the sale of Tornado Taz(TM). The plaintiff seeks to recover the Company's profits on the sale of the toy in question which could be as much as two million dollars or more, or alternatively the plaintiff may seek to recover royalties as a measure of damages. The Company responded by denying the essential allegations of the complaint and by filing counterclaims and by filing a motion for summary judgement. The plaintiff filed motions for summary judgement for dismissal of the claims and counterclaims. On January 21, 1999, a judge in the United States District Court Southern District of New York granted both the defendant's and plaintiff's motions for summary judgement dismissing the claims and counterclaims. On February 19, 1999, the plaintiff filed a notice of appeal with respect to the court's granting the Company's motion for summary judgement. The Company filed a similar notice on February 25, 1999 regarding the granting of the plaintiff's motion for summary judgement. The Court of Appeals reversed the grant of summary judgement against the plaintiff and affirmed the grant of summary judgement against the Company, thus dismissing all of the Company's counterclaims against the plaintiff. The Company and plaintiff are currently engaged in settlement discussions.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS
EXHIBIT
NUMBER                         DESCRIPTION OF EXHIBITS
-------  -----------------------------------------------------------------------
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

EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBITS
-------  -----------------------------------------------------------------------

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

EXHIBIT
NUMBER                    DESCRIPTION OF EXHIBITS
-------  -----------------------------------------------------------------------

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

   10.18* Amendment No. 1 to Loan and Security Agreement dated March 20, 2000 by and among Congress Financial Corporation (Southwest), the Company, Ace Novelty Co., Inc., Newco Novelty, Inc., and Friends, Food & Games, Inc.

   10.19* Amendment No. 2 to Loan and Security Agreement dated May 31, 2000 by and among Congress Financial Corporation (Southwest), the Company, Ace Novelty Co., Inc., Newco Novelty, Inc., and Friends, Food & Games, Inc.

   27*   Financial Data Schedule

-------------------
* Included herewith


(B)   REPORTS ON FORM 8-K

      The Company filed a report on Form 8-K, date of event February 23, 2000, regarding the resignation of Tomas Duran, member of the Board of Directors and Chairman of the Audit Committee. The Company also filed a report on Form 8-K, date of event March 21, 2000, regarding the Company securing a short term loan from the Company's Chairman and curing the default on senior debt and convertible debentures.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of June 2000.


                  PLAY BY PLAY TOYS & NOVELTIES, INC.

                                    By: /s/ JOE M. GUERRA
                                            Joe M. Guerra
                                            CHIEF FINANCIAL OFFICER,
                                            SECRETARY AND TREASURER