Form 10-K
period 2000-07-31
PLAY BY PLAY TOYS & NOVELTIES INC
filed 2000-11-13
CIK 945276

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                    WASHINGTON, D.C. 20549

                                    FORM 10-K

              Annual Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934

         For the Fiscal Year Ended                    Commission file number
               July 31, 2000                                 0-26374

                       PLAY BY PLAY TOYS & NOVELTIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   Texas                                 74-2623760
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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ( )

   As of November 6, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant (based upon the last reported sale price of the Common Stock of the registrant as quoted on the National Market System of the National Association of Securities Dealers Automated Quotation System) was $5,610,080. (For purposes of calculating the preceding amount only, all directors, executive officers and shareholders holding 5% or greater of the registrant's Common Stock are assumed to be affiliates). The number of shares of Common Stock of the registrant outstanding as of November 6, 2000 was 7,395,000.

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

                                TABLE OF CONTENTS

                                                                          PAGE
 PART I
 ITEM 1.  Business                                                          3
            General                                                         3
            Business History                                                3
            Company Strengths                                               5
            Business Strategy                                               6
            Products                                                        8
            Licensed Products                                               8
            Non-Licensed Products                                           9
            License Agreements                                             10
            Sales, Marketing and Distribution                              11
            Design and Development                                         14
            Manufacturers and Suppliers                                    14
            Advertising                                                    15
            Vending Operations                                             15
            Competition                                                    15
            Product Liability                                              15
            Government Regulation                                          16
            Tariffs and Duties                                             16
            Trademarks                                                     16
            Employees                                                      17
            Risk Factors                                                   17
  ITEM 2.  Properties                                                      24
  ITEM 3.  Legal Proceedings                                               25
  ITEM 4.  Submission of Matters to a Vote of Security Holders             25

 PART II
  ITEM 5.  Market for Registrant's Common Equity and Related
             Shareholder Matters                                           25
            Market Information                                             25
            Shareholders                                                   25
            Dividends and Distributions                                    25
  ITEM 6.  Selected Consolidated Financial Data                            26
  ITEM 7.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           27
             General                                                       27
             Results of Operations                                         29
             Liquidity and Capital Resources                               32
             Euro                                                          37
             Dividend Policy                                               37
             Seasonality                                                   37
             Inflation                                                     37
             New Accounting Pronouncement                                  38
  ITEM 7A. Quantitative and Qualitative Disclosures About Market
             Risks                                                         38
  ITEM 8.  Financial Statements and Supplementary Data                     39
  ITEM 9.  Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure                           39

 PART III
  ITEM 10. Directors and Executive Officers of the Registrant              39
  ITEM 11. Executive Compensation                                          39
  ITEM 12. Security Ownership of Certain Beneficial Owners and Management  39
  ITEM 13. Certain Relationships and Related Transactions                  39

                                                                         PAGE

 PART IV
  ITEM 14. Exhibits, Financial Statement Schedules, and Reports on
             Form 8-K                                                      39
   SIGNATURES                                                              40
   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL
       STATEMENT SCHEDULE                                                 F-1

PART I

ITEM 1.  BUSINESS

GENERAL

      THIS REPORT CONTAINS, IN ADDITION TO HISTORICAL INFORMATION, FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY's ACTUAL RESULTS COULD DIFFER MATERIALLY. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, WITHOUT LIMITATION, THE COMPANY'S LIQUIDITY AND CAPITAL RESOURCES, CHANGES IN CONSUMER PREFERENCES, PRICE CHANGES BY COMPETITORS, RELATIONSHIPS WITH LICENSORS AND CUSTOMERS, REALIZATION OF ROYALTY ADVANCES, NEW PRODUCT INTRODUCTIONS, CAPABILITY OF MANAGING GROWTH, ABILITY TO SOURCE PRODUCTS, CONCENTRATION OF CREDIT RISK, INTERNATIONAL TRADE RELATIONS, MANAGEMENT OF QUARTER TO QUARTER RESULTS, INCREASES IN COSTS OF RAW MATERIALS, TIMING OF TECHNOLOGICAL ADVANCES BY THE COMPANY AND ITS COMPETITORS, LACK OF ACCEPTANCE BY CONSUMERS OF NEW PRODUCTS, AND THE OTHER FACTORS DISCUSSED BELOW IN "RISK FACTORS", ELSEWHERE HEREIN. UPDATED INFORMATION WILL BE PERIODICALLY PROVIDED BY THE COMPANY AS REQUIRED BY THE SECURITIES EXCHANGE ACT OF 1934. AS USED HEREIN, UNLESS THE CONTEXT OTHERWISE REQUIRES, THE "COMPANY" MEANS PLAY-BY-PLAY TOYS & NOVELTIES, INC., A TEXAS CORPORATION, AND ITS WHOLLY OWNED SUBSIDIARIES.

      The Company designs, develops, markets and distributes a broad line of quality stuffed toys, novelties, consumer electronics based on its licenses for popular children's entertainment characters, professional sports team logos and corporate trademarks. The Company also designs, develops, markets and distributes electronic toys and non-licensed stuffed toys, and markets and distributes a broad line of non-licensed novelty items. The Company markets and distributes its products in both amusement and retail markets and believes that it is the leading supplier of stuffed toys and novelty items to the domestic amusement industry. The Company was incorporated in Texas in 1992. Its principal executive offices are located at 4400 Tejasco, San Antonio, Texas 78218 and its telephone number is (210) 829-4666.

BUSINESS HISTORY

      From fiscal 1994 through fiscal 1998, the Company's net sales increased from $32.6 million in fiscal 1994 to $178.0 million in fiscal 1998, representing a 54.2% average annual increase, and net income increased from $1.1 million for fiscal 1994 to $8.4 million for fiscal 1998, representing a 70.4% average annual increase. However, in fiscal 1999, net sales declined to $156.5 million, a decrease of 12.1% as compared to the $178.0 million reported in fiscal 1998, and the Company reported a net loss of $30.2 million including the impact of certain significant charges recorded by the Company in fiscal 1999. In fiscal 2000, net sales totaled $153.1 million, a decrease of 2.2% as compared to the $156.5 million reported in fiscal 1999, and the Company reported a net loss of $5.5 million, compared to a $30.2 million net loss in fiscal 1999.

      The Company develops its licensed stuffed toys and novelties based principally on popular, classic entertainment characters such as LOONEY TUNES, GARFIELD, SUPERMAN, BATMAN, SCOOBY-DOO(TM) and on popular, classic trademark licenses such as The Coca-Cola Company's COCA-COLA(R) brand stuffed toys, and Harley-Davidson Motor Company's HARLEY HOG(TM) as well as on popular professional sports properties such as Major League Baseball, National Hockey League, National Football League, and various collegiate teams. The Company develops a licensed stuffed toy by identifying a character or trademark license, obtaining the necessary license, designing the product and developing a prototype, and manufacturing the products through third party manufacturers. The Company believes that products based on popular, classic characters and trademarks will have a longer and more stable product life cycle than products based on newer, less established characters and trademarks. The Company believes its position as the leading supplier of stuffed toys and novelties to the domestic amusement industry allows it to more effectively acquire licenses for products sold to the amusement market. The Company has developed a significant relationship with Warner Bros. Consumer Products ("Warner Bros."), a Division of Time Warner Entertainment Company L.P., and approximately 31.3% of the Company's net toy sales in fiscal 2000 were derived from the sale of products based on Looney Tunes characters licensed from Warner Bros. The Company's non-licensed products include traditional stuffed toys in various sizes, interactive dolls and novelty items such as low-priced plastic toys and games used primarily as redemption prizes by its amusement customers. For fiscal 2000, net sales of licensed products and non-licensed products accounted for 69.3% and 28.8%, respectively, of the Company's net sales.

      The Company introduced its retail product line in fiscal 1995 with its originally developed PLAY-FACES(R) line of sculpted toy pillows shaped in the facial likeness oF animated characters licensed from leading entertainment companies.

      During fiscal 1997, the Company entered the large doll market with a pair of electronic interactive dolls, the Talkin' Tots(TM), which talk and sing together utilizing infrared technology. The Company began selling Talkin' Tots(TM) during the fourth quarter of fiscal 1997 and began television advertising during the first quarter of fiscal 1998. The Company also developed and introduced a retail line of Looney Tunes products during fiscal 1997, including stuffed and bean bag toys, and another television promoted electronic stuffed toy, the Tornado Taz(TM) that spins, shakes, grunts and laughs.

      During fiscal 1998, the Company introduced several new electronic interactive talking products including Bugs & Daffy Talkin' Tunes(TM), Sylvester & Tweety Talkin' Tunes(TM), and Singin' & Swingin' Tweety(TM), that utilize infrared technology. The Company also introduced full-bodied PLAY-FACES(R) pillows and beanbags based on the popular Rugrats(TM) characters, and Fanimal(TM) beanbag toys utilizing properties licensed from Major League Baseball and the National Football League. The Company also developed a retail line of infant, toddler and preschool based on Baby Looney Tunes characters.

      During fiscal 1999, the Company introduced several new electronic interactive talking products such as the My Best Friend(TM) doll, Tongue Twisting Taz(TM), Macarena Tweety(TM), and Fortune Teller Tweety(TM). The Company also introduced a wide range of plush, PLAY-FACES(R) pillows and backpacks, inflatable furniture products and novelties based on the characters in the Garfield comic strip for both retail and amusement markets. Additionally, the Company introduced interactive plush products based on Walt Disney's classic characters including Mickey Mouse(TM), Minnie Mouse(TM) and Winnie the Pooh(TM), in the retail market throughout Latin America.

      During fiscal 2000, the Company resolved to revamp and redirect its Retail Products Division. On October 5, 1999, the Company appointed Mr. Richard R. Neitz as President, Retail Products Division, and as a Director. Mr. Neitz joined the Company from DSI Toys, Inc., Houston, TX, where he was President and Chief Operating Officer since 1992. The Company then set about to replace its outside sales representative force at mass market retail accounts, such as Wal-Mart, Toys R Us, Kmart, K B Toys and Target. It also moved to strengthen and improve relationships with customers that had been strained by certain slow moving products within the Company's fiscal 1999 retail line. The Company believes relationships with all such retailers are currently in a healthy and normal condition, positioning the Company to effectively introduce new product offerings. During fiscal 2000, the Company also set about to broaden its product range away from a significant reliance on plush and feature plush based on licensed character products. The Company recognizes these two categories are weakening in the retail marketplace based on industry data and customer feedback. The Company believes that growth and stability will result from the expansion of its existing doll business, which it considers a core category, and diversification into boys' toys and electronics. The Company is currently offering products within these categories into the marketplace, and expects to have significant contributions from these categories in fiscal 2001 and 2002. The Company will look for further expansion and product diversification opportunities in the future.

      The Company has a diversified base of customers in both the amusement and retail markets. Amusement customers, which accounted for 74.3% of net sales for fiscal 2000, include theme parks such as Six Flags (formerly Premier Parks), Paramount, Universal Studios, Busch Gardens and Sea World; family entertainment centers such as Dave and Buster's, Tilt, Aladdin's Castle, Cyberstation and Peter Piper's Pizza; carnivals, state fairs and arcade operators. Retail customers, which accounted for 23.8% of net sales for the same period, principally consist of mass market retailers such as Wal-Mart, Kmart, and Target, and specialty retailers such as Toys R Us and K B Toys. The Company also distributes its merchandise to its Fun Services(R) (sales through franchisees), fundraising and premium (products designed for specific companies) customers. No one customer accounted for more than 10% of net sales for fiscal 2000.

      The Company completed three strategic acquisitions that have contributed to its growth. In June 1996, the Company acquired substantially all of the operating assets, business operations and facilities of Ace Novelty Co., Inc. ("Ace") for $44.7 million (the "Ace Acquisition") in cash and debt. The Ace Acquisition provided the Company with several strategic advantages, including significant distribution channels in the central and western United States, significant distribution channels in the outdoor amusement markets, key domestic and international classic character licenses for retail and amusement, in-house design and development capabilities and additional key personnel.

      In November 1996, the Company, through its wholly owned subsidiary Play-By-Play Toys & Novelties Europe, S.A. ("Play-By-Play Europe"), acquired The TLC Gift Company, Ltd. ("TLC") based in Doncaster, England. Similarly, the TLC acquisition resulted in additional distribution channels and capabilities in Europe, particularly the U.K.

      In March 1999, the Company, through a wholly owned subsidiary, acquired certain assets and liabilities of Caribe Marketing and Sales Co., Inc. ("Caribe") for the purchase price of $2.5 million paid in the form of cash, shares of the Company's common stock, and the assumption of a note. Caribe provides the Company with a new base for its Latin American operations including distribution channels in Puerto Rico, the Caribbean, and Central and South America and enhanced marketing and distribution capabilities.

COMPANY STRENGTHS

The Company believes its principal strengths include its:

o focus on licenses for popular classic characters, trademarks and new characters introduced by leading entertainment companies,

o capability to develop new and innovative toys such as Talkin' Tots(TM), Tornado Taz(TM), Talkin' Tunes(TM), and My Best Friend(TM), new products based on popular licensed properties such as Pokemon(TM) and the COCA-COLA(R) brand stuff toys, and new product categories such as the PLAY-FACES(R) line,

o position as the leading supplier of stuffed toys and novelty items to the domestic and European amusement industry,

o balance between amusement and retail markets, which reduces seasonal fluctuations and stabilizes revenues,

o  experienced management team with toy and licensing expertise,

o in-house design and development capabilities which enable the Company to shorten development lead times and more quickly meet changing consumer tastes and trends,

o presence in Hong Kong and China which supports the Company in direct sourcing of product in the Far East and enhances its ability to better manage product quality, production and timely availability of products,

o  diverse customer base comprised of more than 4,000 customers,

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

      INTERNATIONAL EXPANSION. The Company plans to increase its international sales, primarily in Europe and Latin America, in both the amusement and retail markets through the Company's Hong Kong, European and Latin America distribution facilities and independent distributors. The Company believes that markets outside the United States present significant opportunities, and except for Europe, are generally less competitive than the United States market. The Company commenced toy distribution and sales operations in Europe and Latin America in fiscal 1994. Since fiscal 1994, international sales have increased at an average annual rate in excess of 87.8%, and the Company believes there are significant additional international growth opportunities.

      RETAIL MARKET PENETRATION. The Company intends to broaden its retail distribution both domestically and internationally. The Company recognizes the need to service many classes of trade, including, but not limited to, mass market toy retailers and discounters, specialty toy retailers, warehouse clubs, drug and variety chains. Additionally, the Company intends to market its expanded product range to the souvenir, gift, and collectable doll retail markets. Internationally, the Company intends to take advantage of its presence in Spain, the United Kingdom, and Puerto Rico by soliciting other manufacturers' proprietary products for distribution in those markets. Based on the Company's relatively small share of the retail toy market, and its proven ability to develop product niches and obtain key licenses, retail distribution continues to offer significant growth opportunities for the Company. The Company's retail sales declined significantly during 1999 and 2000; however, the Company dedicated considerable resources and efforts assessing and rebuilding its retail operations, product lines and modified its offering base of core categories, and expects to have significant improvement in 2001 and beyond.

      AMUSEMENT MARKET PENETRATION. With the Ace Acquisition, the Company has become the leading supplier of stuffed toys and novelty items to the domestic amusement market. The Company believes this market is less susceptible to changing consumer preferences than the retail market. The Company's broad and continually updated line of licensed and non-licensed stuffed toys and novelty items, its purchasing power, distribution facilities, and reputation as a leading amusement supplier provide competitive advantages over many other suppliers to this market. While the Company believes there is greater opportunity to grow its retail and international businesses, the domestic amusement business provides the Company with stable revenue and consistent cash flow. Further, the Company believes that international amusement markets present opportunities for increased market penetration and growth.

      DIRECT MARKETING. The Company experimented with direct marketing to consumers through direct mail catalogs and an on-line retail (business-to-consumer) internet site during fiscal years 1999 and 2000, however, the Company elected to exit this business at the end of fiscal 2000 to focus its efforts and resources on its core retail and amusement businesses. Additionally, the Company is refocusing its internet strategies on business-to-business sales and marketing opportunities within its core retail and amusement businesses.

      ACQUISITION STRATEGY. The Company will continue to seek and evaluate acquisition candidates that either provide new or unique products for existing distribution channels, or conversely, that provide new venues of distribution for existing product lines. Through this strategy, the Company intends to achieve greater economies of scale by growing revenues while reducing general and administrative costs. However, the Company does not anticipate making any significant acquisitions during fiscal 2001.

PRODUCTS

      The Company markets a variety of licensed and non-licensed stuffed toys and novelty items. The following chart shows the breakdown of the Company's net toy sales (which does not include vending sales) by principal product category:

                                                    2000      1999      1998
                                                   ------    ------    ------
                                                          (IN MILLIONS)
Licensed products
    Stuffed toys ............................      $ 95.9    $ 94.6    $ 90.4
    Play-Faces(R) ...........................         1.4       5.2       9.5
    Electronic toys .........................         8.8       9.9      14.5
                                                   ------    ------    ------
                                                    106.1     109.7     114.4
                                                   ------    ------    ------
Non-licensed products
    Stuffed toys ............................        27.7      28.9      32.3
    Novelty items ...........................        13.2      10.8      13.3
    Electronic toys .........................         3.2       4.4      15.1
                                                   ------    ------    ------
                                                     44.1      44.1      60.7
                                                   ------    ------    ------
        Total ...............................      $150.2    $153.8    $175.1
                                                   ======    ======    ======

                                                 (PERCENTAGES OF NET TOYS SALES)

Licensed products
    Stuffed toys ............................        63.8%     61.5%     51.6%
    Play-Faces(R) ...........................         1.0       3.4       5.4
    Electronic toys .........................         5.8       6.4       8.4
                                                   ------    ------    ------
                                                     70.6      71.3      65.4
                                                   ------    ------    ------
Non-licensed products
    Stuffed toys ............................        18.4      18.8      18.4
    Novelty items ...........................         8.8       7.0       7.6
    Electronic toys .........................         2.2       2.9       8.6
                                                   ------    ------    ------
                                                     29.4      28.7      34.6
                                                   ------    ------    ------
        Total ...............................       100.0%    100.0%    100.0%
                                                   ======    ======    ======
LICENSED PRODUCTS

      In developing its licensed products, the Company seeks to take advantage of media exposure, brand awareness and goodwill accompanying its licensed characters and trademarks as well as the advertising and promotional programs provided by its licensors. Net sales of licensed products were $106.1 million, $109.7 million and $114.4 million (69.3%, 70.1% and 64.3% of net sales) during fiscal 2000, 1999 and 1998, respectively.

      STUFFED TOYS. The Company designs, develops, markets and distributes a large number of different stuffed toys based upon its licenses for children's entertainment characters, professional and collegiate sports properties and corporate trademarks. The Company offers a variety of sizes and styles of its licensed stuffed toys. The Company seeks to develop its products around both existing and newly-acquired licenses for commercially established properties. The Company's licensed stuffed toys are generally sold to both amusement customers as redemption prizes and to retail customers. Licensed stuffed toy products have suggested retail prices ranging from $5 to $30. To date, the Company's most successful licensed stuffed toy products have been those based on the Looney Tunes characters. During fiscal 1999, the Company introduced a wide range of plush toys, PLAY-FACES(R) pillows and backpacks, inflatable furniture products and novelties based on the characters in the Garfield comic strip. During fiscal 2000, the Company introduced a broad line of amusement plush toys based on the characters from the children's animated TV series Pokemon.

      ELECTRONIC TOYS. During fiscal 1997, the Company began selling a television promoted electronic stuffed toy, Tornado Taz(TM). Tornado Taz(TM) is a plush depiction of the Looney Tunes Tasmanian Devil(TM) that spins, shakes, grunts and laughs. During fiscal 1998, the Company further expanded its licensed electronic stuffed toy offerings by adding Bugs & Daffy Talkin' Tunes(TM), Sylvester & Tweety Talkin' Tunes(TM), and Singin' & Swingin' Tweety(TM). During fiscal 1999, the Company introduced several new licensed electronic interactive products such as Tongue Twisting Taz(TM), Macarena Tweety(TM), and Fortune Teller Tweety(TM). The Company also introduced interactive plush products based on Walt Disney's classic characters including Mickey Mouse(TM), Minnie Mouse(TM) and Winnie the Pooh(TM), for retail distribution in Latin America. During fiscal 2000, the Company's interactive electronic stuffed toy offerings included Tic Tac Taz(TM), an interactive plush toy that pits the user against Taz in an electronic game of tic tac toe, and My Best Friend Tweety(TM), which utilizes voice recognition technology adopted from our My Best Friend(TM) doll.

NON-LICENSED PRODUCTS

      The Company markets and distributes a broad line of non-licensed products, including internally designed and developed stuffed and electronic toys, stuffed toy and novelty product lines selected and modified by the Company from the product lines of third party manufacturers, and stuffed toys and novelty items purchased directly from third party manufacturers. Net sales of non-licensed products were $44.1 million, $44.1 million and $60.7 million (28.8%, 28.2% and 34.1% of net sales) during fiscal 2000, 1999 and 1998, respectively.

      STUFFED TOYS. The Company designs, develops, markets and distributes a broad line of non-licensed stuffed toys, consisting principally of generic animated characters and a broad variety of seasonal and holiday characters. The Company's non-licensed stuffed toys are principally marketed to the amusement market for use as redemption prizes. The Company frequently redesigns its product lines. Over the three year period ended July 31, 2000, sales of non-licensed stuffed toys have decreased as a percentage of total net toy sales, primarily due to changing consumer preference for licensed merchandise and the Company's decision to focus its working capital on the growth of licensed product and novelty item sales. No single non-licensed stuffed toy accounted for more than 10% of the Company's net sales during fiscal 2000, 1999 or 1998.

      NOVELTY ITEMS. The Company markets and distributes a broad line of novelty items to the amusement market for use as redemption prizes. The Company's novelty items include plastic toys, cosmetic jewelry, novelty school supplies, inexpensive electronic toys and radios, rubber balls and styrofoam gliders. The Company frequently changes its mix of novelty items. No single novelty item accounted for more than 10% of the Company's net sales or 10% of the Company's net sales of novelty items during fiscal 2000, 1999 or 1998.

      ELECTRONIC TOYS. During fiscal 1997, the Company entered the large doll market with the introduction of the Talkin' Tots(TM), a pair of interactive dolls available in several different languages, which talk and sing together utilizing infrared technology. A squeeze of each doll's hand initiates the pre-recorded conversations, singing of the alphabet and nursery rhymes. Since then, the Company has introduced other interactive dolls, such as Knickie & Knockie(TM), Penny & Patches(R) and most recently My Best Friend(TM), which utilizes voice recognition technology.

LICENSE AGREEMENTS

      Approximately 69.3%, 70.1% and 64.3% of the Company's net sales in fiscal 2000, 1999 and 1998, respectively, were derived from sales of licensed products. Products based on Looney Tunes' characters accounted for 31.3% of net toy sales in fiscal 2000. The Company's licenses generally have terms of one to three years and limit sales to certain geographic territories and distribution channels. The Company's license agreements typically require the payment of non-refundable advances and guaranteed minimum royalties. Certain of the Company's material licenses are non-exclusive. The Company focuses on licenses for characters or trademarks with a popular identity, developed generally through exposure in television programs, movies, cartoons, comic books and, in the case of popular, classic characters, often through exposure over many years. The Company's license agreements also require the Company to obtain approval of the Company's third party manufacturers and approval of the final product prior to distribution from the licensor. The Company's license agreements may also require certain types and amounts of insurance, licensor approval prior to merger, reorganization, certain stock sales, or assignment of the license.

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

SALES, MARKETING AND DISTRIBUTION

      The Company markets and distributes its products domestically and internationally to a diverse customer base within the amusement and retail toy markets. The following table sets forth information concerning the Company's domestic, Latin American and international net toy sales (which do not include vending sales) by distribution channel. Sales by the European subsidiaries are considered international sales.

                                                      YEAR ENDED JULY 31,
                                               --------------------------------
                                                 2000        1999        1998
                                               --------    --------    --------
                                                        (IN MILLIONS)
Domestic toy sales:
     Retail ................................   $   11.8    $   16.6    $   36.1
     Amusement .............................       83.6        93.4        92.9
                                               --------    --------    --------
                                                   95.4       110.0       129.0
                                               --------    --------    --------
Latin American toy sales:
     Retail ................................   $   11.9    $    8.0    $    5.7
     Amusement .............................        0.4         0.9         8.7
                                               --------    --------    --------
                                                   12.3         8.9        14.4
                                               --------    --------    --------
International toy sales:
     Retail ................................       12.6        13.4        10.1
     Amusement .............................       29.9        21.5        21.6
                                               --------    --------    --------
                                                   42.5        34.9        31.7
                                               --------    --------    --------
        Total ..............................   $  150.2    $  153.8    $  175.1
                                               ========    ========    ========

                                              (AS A PERCENTAGE OF NET TOY SALES)
Domestic toy sales:
     Retail ................................        7.9%       10.8%       20.6%
     Amusement .............................       55.6        60.7        53.1
                                               --------    --------    --------
                                                   63.5        71.5        73.7
                                               --------    --------    --------
Latin American toy sales:
     Retail ................................        8.0%        5.2%        3.2%
     Amusement .............................        0.2         0.6         5.0
                                               --------    --------    --------
                                                    8.2         5.8         8.2
                                               --------    --------    --------
International toy sales:
     Retail ................................        8.4         8.7         5.8
     Amusement .............................       19.9        14.0        12.3
                                               --------    --------    --------
                                                   28.3        22.7        18.1
                                               --------    --------    --------
        Total ..............................      100.0%      100.0%      100.0%
                                               ========    ========    ========

      DOMESTIC SALES. The Company markets its products to amusement and retail customers in the United States and Canada through salaried in-house salespersons and through commissioned independent sales representatives. The Company's in-house and independent sales representatives use product samples, catalogs, brochures and other promotional materials to market the Company's products at trade shows, on-site visits to customers and customer visits to the Company's showrooms. The Company maintains domestic product showrooms in San Antonio, Texas; Chicago, Illinois; Los Angeles, California; New York, New York; and Woodinville, Washington, where it displays its amusement and retail product lines. The Company designs and develops its own product catalogs and brochures. Senior management coordinates and supervises the Company's sales personnel and coordinates the Company's independent sales representatives and directly participates in marketing to its customers. No sales representative generated more than 10% of net sales to domestic customers during fiscal 2000.

      The Company distributes its products from its distribution centers located in San Antonio, Texas; Los Angeles, California; Chicago, Illinois; Woodinville, Washington; Miami, Florida; and Burnaby, British Columbia, and arranges direct shipments from the Far East to its larger retail and amusement customers. The Company has offices in Hong Kong and China that facilitate sourcing, quality control and production scheduling. The Miami and Woodinville distribution centers are scheduled to be closed prior to the end of calendar year 2000.

      Retail customers, which accounted for 12.4% of domestic net toy sales for fiscal 2000, principally consists of the largest mass market retailers in North America such as Wal-Mart, Kmart and Target and specialty retailers such as Toys R Us and K B Toys. Due to their purchasing volumes and desire to minimize inventory risk, these retailers are increasingly requiring suppliers, including the Company, to maintain more of the inventory on hand domestically. Accordingly, the Company is participating in electronic data interchange ("EDI") programs with Wal-Mart, Target, Sears, Kmart and Toys R Us. The Company plans to participate in the EDI programs with several of its other major retail customers. No fees or other commitments are required to participate. The Company believes that this participation will allow it to monitor store inventory levels, schedule production to meet anticipated reorders, and to maintain sufficient inventory levels to serve customers. The Company does not anticipate that it will be required to make significant additional capital expenditures or to hire additional employees in order to participate in such EDI programs. The Company uses the advanced shipping notice ("ASN") program, which is part of the EDI program, with Sears and Target. The ASN program provides information to the customer prior to shipment and expedites the customer's receiving process and significantly reduces invoice quantity discrepancies.

      The Company's Fun Services(R) division sells to approximately fifty franchisees throughout the United States with Play-By-Play serving as the franchisor. The Fun SERVICES(R) franchisees sell products at schools, churches and company fairs. The most notable sales program is the Santa's Secret Shop(R) which allows school children and their families to purchase Christmas gifts on the school premises during the holiday season. Fun Services(R) sales during fiscal 2000, 1999 and 1998 were $7.4 million, $7.4 million and $6.4 million, respectively. The Fundraising division's customers consist principally of various not-for-profit organizations or their independent event contractors. During fiscal 2000, 1999 and 1998, Fundraising sales totaled $5.1 million, $6.7 million and $9.0 million, respectively. The Premiums division designs, develops and/or sources toys and novelty items specifically tailored for their customers, and are typically distributed by the customer to their clients or employees as promotional or incentive items. During fiscal 2000, 1999 and 1998, Premiums sales totaled $5.5 million, $4.8 million and $5.7 million, respectively.

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

      LATIN AMERICAN SALES. In fiscal 1999, the Company extended its Latin American presence with its acquisition of Caribe and its sales and distribution center located in San Juan, Puerto Rico.

      The Company markets its products to amusement and retail customers throughout the Caribbean, and Central and South America through salaried in-house sales persons and through independent distributors. The Company's in-house sales representatives use product samples, catalogs, brochures and other promotional materials to market the Company's products at trade shows, on-site visits to customers and customer visits to the Company's showrooms. Foreign independent distributors typically retain their own sales representatives. The Company maintains a product showroom in San Juan, Puerto Rico, where it displays its amusement and retail product lines, and the Company's independent distributors typically display the Company's products in their own product showrooms.

      The Company distributes its amusement and retail products to customers through its Company-operated distribution center in San Juan, Puerto Rico, and arranges direct shipments from the Far East to its larger retail and amusement customers. The Company's Latin American product line generally includes its products offered in the United States, as well as products based upon licenses from domestic licensors exclusive or specific to the Latin American market. In addition, the Company markets and distributes products sourced from third party manufacturers to customers in Latin America.

      Latin American retail customers include mass merchandisers and specialty retailers. Latin American amusement customers include theme parks, carnivals, fairs and arcade operators.

      The Company believes that the Latin American markets present significant opportunities and are generally less competitive than the United States markets. The Company's Latin American license agreements are generally less restrictive and permit sales to a broader base of customers than its domestic licenses.

      INTERNATIONAL SALES. The Company's principal international customers are located in Spain, the United Kingdom, France, the Benelux countries, Italy, Germany, Portugal, Israel, Scandinavia, Ireland, Greece, Austria and certain Eastern European countries. The Company has expanded its distribution into the Middle East and South Africa.

      The Company markets its products to international amusement and retail customers in Spain, Portugal, U.K. and Ireland through independent commissioned sales representatives and distributors. Foreign independent distributors typically retain their own sales representatives. The Company maintains product showrooms in Valencia, Spain and Doncaster, England to display its product lines, and the Company's independent distributors typically display the Company's products in their own product showrooms.

      The Company distributes its amusement and retail products to international customers from its distribution centers located in Valencia, Spain and Doncaster, England and arranges direct shipments from the Far East to its larger customers. The Company's international product line generally includes its products offered in the United States, as well as products based upon licenses from domestic licensors, which licenses are exclusive or specific to the European market, and licenses from European licensors for properties such as Noddy, a classic children's entertainment character from the British market.

      The Company believes that the European and domestic retail markets are equally competitive. The Company's European license agreements are generally less restrictive and permit sales to a broader base of customers than its domestic licenses. The Company believes that, accordingly, it can expand its European presence through these channels.

      The Company believes that the European amusement market is generally less competitive than in the United States. The European amusement market is fragmented and competitors are generally local. The Company believes that it was the first to develop and use a product catalog for European amusement sales. Europe has generally had limited access to licensed products but this trend is slowly changing and exclusive licenses for amusement, such as Garfield, Looney Tunes and Pokemon, have been secured and are being marketed successfully.

      European amusement customers include theme parks such as Port Aventura, Isla Magica and Tibidabo New Park in Spain and Alton Towers, H. B. Leisure and Chessington Park in the United Kingdom, Fort Fun Abenteurland and Warner Bros. Movie World in Germany, Parc Asterix in France, Walibi in Belgium, Efteling in Holland, and carnival, fair and arcade operators. International retail customers include mass merchandisers and specialty retailers such as J-Sainsbury, Tescos, British Homes Stores, Aucham, Pryca, Alcampo, Toys R Us, El Corte Ingles and Hipercor.

DESIGN AND DEVELOPMENT

      The Company relies on senior management and its marketing department to target licensing opportunities and relies on its product design and development personnel to design and develop additions to its product line. The Company typically drafts initial product drawings and produces prototypes in-house and with the assistance of outside consultants. These design and development capabilities enable the Company to expedite licensed product approval, which is a typical condition of most licenses. To date, the Company has experienced reasonable success in obtaining licensor approval of its products. The Company's design department also designs product packaging and promotional materials. To minimize risk, the Company normally solicits the reactions to prototypes from select customers prior to production.

MANUFACTURERS AND SUPPLIERS

      The Company contracts with third party manufacturers in the Far East, principally within The People's Republic of China ("China"), to manufacture its stuffed toy products. The Company's novelty items and electronic toys are manufactured by third parties located in China, Taiwan and Hong Kong. Senior management negotiates most manufacturing contracts without using agents. The Far East is the largest and most widely used manufacturing center of toys in the world. Manufacturers are selected based on price, quality, consistency, and timeliness. The Company is not a party to long-term contractual or other arrangements with any manufacturer and often uses more than one manufacturer to produce the same item. Two manufacturers in China accounted for 13.3% and 12.9%, or a total of 26.2%, of the Company's purchases during fiscal 2000. No other manufacturer accounted for more than 10% of the Company's purchases of toy products during fiscal 2000. While the Company is not dependent on any single manufacturer, political or economic disruptions affecting the business or operations of manufacturers in the Far East could adversely impact ongoing operations.

      The principal materials used in the production of the Company's products are fabrics and plastic parts made from petrochemical derivatives. The manufacturers who deliver completed or partially completed products to the Company generally purchase these materials. In order to reduce transportation costs, the Company typically will import certain large toys as skins and stuffs them with either polystyrene or polyester at its distribution centers in the United States or Europe. The Company believes that an adequate supply of raw materials used in the manufacture of its products is readily available from existing and alternative sources at reasonable prices.

ADVERTISING

      The Company will continue to advertise certain products and believes that television advertising, in particular, is effective for certain retail products. Although most of the retail advertising budget has historically been allocated to television, the Company also uses retail catalogs, advertisements in magazines, and retailers' cooperative promotional programs. In addition, the Company benefits from media exposure such as television, movies, commercials, cartoons and comic books, and by advertising, promotional and other media events produced by licensors. The Company's amusement merchandise is typically promoted to the industry via a limited number of advertisements in trade publications, such as AMUSEMENT BUSINESS(TM) and REPLAY MAGAZINE(TM), catalogs and through participation at industry trade shows. Advertising expenses are incurred in the design, development, printing and shipping of Company catalogs and advertisements in trade publications.

VENDING OPERATIONS

      The Company owns and operates approximately 1,500 coin-operated amusement game machines (crane machines, compact disc jukeboxes and video game machines) located primarily in Texas and New Mexico. Approximately 900 of these are located in Pizza Hut(R) restaurants and Furr's Supermarkets pursuant to contractual agreements. The remainder are generally operated under month-to-month arrangements with numerous other small businesses. The Company shares machine revenues with the owners of locations where the machines are placed. Approximately 1.9%, 1.7% and 1.6% of the Company's net sales in fiscal 2000, 1999 and 1998, respectively, were derived from the Company's vending operations.

COMPETITION

      The Company faces vigorous competition in the sale of its products. Competitive factors include new product development, the procurement of entertainment character or trademark licenses, timely shipment of products, price, product appeal and the availability of retail shelf space. The toy industry is highly fragmented and is comprised of several hundred domestic and international toy companies, importers and distributors. The Company competes with many larger, better-capitalized companies, including the Company's licensors, in the design, development, marketing, and distribution of toys, and the procurement of licenses. The Company's principal competitors in the retail industry include all major toy companies. Certain of the Company's licensors, including Time Warner Entertainment Company, L.P., Harley-Davidson Motor Company and The Coca-Cola Company, distribute competing products through proprietary retail outlets and amusement parks. The Company also faces competition from a number of smaller toy companies, some of which market single products.

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

TARIFFS AND DUTIES

      To date, a substantial portion of the Company's products have been manufactured by third parties in the People's Republic of China. Under U.S. tariff laws, China currently enjoys "normal trade relations" ("NTR") status, which provides a favorable category of U.S. import duties. There has been, and may be in the future, opposition to the extension of NTR status for China as a result of continuing concerns regarding China's human rights policies, and disputes regarding Chinese trade policies. The loss of China's NTR status, or the imposition or increase in quotas, duties, tariffs, or other changes or trade restrictions, could have a materially adverse effect on the Company's financial condition, operating results or ability to import products.

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

EMPLOYEES

      As of July 31, 2000, the Company employed approximately 559 people in its toy operations and 15 people in its vending operation. Of the 559 employees in the toy operations, approximately 294 are engaged in warehousing and distribution, 116 are engaged in administration and finance, 114 are engaged in sales and marketing, and 35 are engaged in product development. A union represents some of the Company's employees in Chicago, Illinois. In Spain, the Company has standard national employment contracts with all of its Spanish employees. The Company believes its relationship with its employees is satisfactory.

RISK FACTORS

      THIS REPORT CONTAINS, IN ADDITION TO HISTORICAL INFORMATION, FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY's ACTUAL RESULTS COULD DIFFER MATERIALLY. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, WITHOUT LIMITATION, THE COMPANY's LIQUIDITY AND CAPITAL RESOURCES, CHANGES IN CONSUMER PREFERENCES, PRICE CHANGES BY COMPETITORS, RELATIONSHIPS WITH LICENSORS AND CUSTOMERS, REALIZATION OF ROYALTY ADVANCES, NEW PRODUCT INTRODUCTIONS, CAPABILITY OF MANAGING GROWTH, ABILITY TO SOURCE PRODUCTS, CONCENTRATION OF CREDIT RISK, INTERNATIONAL TRADE RELATIONS, MANAGEMENT OF QUARTER TO QUARTER RESULTS, INCREASES IN COSTS OF RAW MATERIALS, TIMING OF TECHNOLOGICAL ADVANCES BY THE COMPANY AND ITS COMPETITORS, LACK OF ACCEPTANCE BY CONSUMERS OF NEW PRODUCTS, AND THE OTHER FACTORS DISCUSSED BELOW IN "RISK FACTORS", ELSEWHERE HEREIN. UPDATED INFORMATION WILL BE PERIODICALLY PROVIDED BY THE COMPANY AS REQUIRED BY THE SECURITIES EXCHANGE ACT OF 1934

      LEVERAGE AND FUTURE DEBT SERVICE AND CAPITAL NEEDS. Monthly principal payment requirements on the Company's outstanding Convertible Debentures commenced in June 2000, and the Convertible Debentures mature on December 31, 2000. The Company currently expects that, by itself, cash flows from operations will be insufficient to enable the Company to retire the unsatisfied Convertible Debenture obligations due at maturity. Accordingly, unless earlier converted to the Company's common stock, the Company will need to refinance the Convertible Debentures in order to satisfy its repayment obligations thereunder. The Company has retained the services of an investment banking firm to assist management with its Convertible Debenture refinancing efforts. The Company is also in negotiations with the holders of its existing Convertible Debentures relative to modifying or restructuring the terms of the debentures, including a long-term extension of the maturity date. The conversion of the obligations under the Convertible Debentures pursuant to the terms of the Convertible Loan Agreements would result in substantial dilution to existing shareholders and would give the debenture holders majority ownership in the Company's stock. In addition, in the event the Company is unable to refinance the Convertible Debentures prior to maturity, the debenture holders would be granted board seats proportionate to their ownership interests on an as converted basis, as well as limitations on the total number of board seats, which could result in a change in control of the board. Pursuant to the terms of the Debentures, the holders of the Debentures have the right to commence legal proceedings against the Company (but not against the collateral pledged to the senior lender) in the event the Company fails to make any regularly scheduled payment due under the Debentures or upon any other default and commencing 180 days after the date of the receipt by the senior lender of written notice from all of the Debenture holders of the declaration of the default and the written demand for immediate payment of all the debt outstanding under the Debentures. The Company defaulted in the payment of principal and interest due under the Debentures beginning in October 2000. There can be no assurance that the Company will be able to refinance the Convertible Debentures or, if such a refinancing is obtained that the terms will be as favorable to the Company as those contained in the existing Convertible Debentures. In connection with a refinancing, the Company may be required to issue equity to the new lenders which would result in dilution to existing shareholders. In the event a refinancing cannot be accomplished, the Company may be required to sell assets or one or more business lines to generate the funds necessary to repay the Convertible Debentures.

      The Company has borrowed substantially all of its available capacity under its senior credit facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources". Thus, any future losses or other capital needs could require the Company to seek additional financing from public or private issuances of debt and/or equity or from sales of assets or one or more business lines. The Company may not be able to complete any such financing or asset sale or, if so, on terms favorable to the Company. Any equity financing could result in dilution to existing shareholders.

      RISKS ASSOCIATED WITH LICENSE AGREEMENTS. The Company's license agreements generally require minimum guarantees, obligating the Company to make specified royalty payments regardless of sales. The Company's existing license agreements generally have terms ranging from one to three years. The Company expects greater pressure to be placed on liquidity to fund significant additional royalty advances and guarantees of minimum royalty payments. In the past, the Company has been successful in renewing its significant licenses and none of its significant licenses has been terminated; however, there can be no assurance that the Company will be able to procure new license agreements or renew existing license agreements, or that existing licenses will not be terminated. There also can be no assurance that the renewal of existing licenses or obtaining of additional licenses for characters or trademarks can be effected on commercially reasonable terms. Certain of the Company's license agreements require surety bonds to secure payment of the guarantees of minimum royalties. There can be no assurance that the Company will be able to renew existing surety bonds or procure surety bonds for new license agreements. The Company's license agreements limit both the products that can be manufactured thereunder and the territories and markets in which such products may be marketed. Generally, the Company's license agreements require certain types and amounts of insurance, licensor approval before any merger or reorganization involving the licensee, certain stock sales, or assignment of the license. In addition, the Company's licensors typically have the right to approve, at their sole discretion, the products developed by the Company and the third party manufacturer of such products. Obtaining such approvals may be time consuming and could adversely affect the timing of the introduction of new products. Some of the Company's significant licenses are non-exclusive. Licenses that overlap the Company's licenses with respect to products, geographic areas and markets have been and may continue to be granted to competitors of the Company which may adversely affect the Company's product sales.

      Approximately 31.3% of the Company's net toy sales in fiscal 2000 were derived from the sale of products based on Warner Bros.' Looney Tunes characters. The loss of the Warner Bros. licensing rights would have a materially adverse effect on the Company. The Company expects that Warner Bros. may from time to time consider various opportunities, whether developed internally or proposed by third parties, involving the commercial exploitation of the Looney Tunes characters. Warner Bros. would be free to pursue such opportunities directly or with others, including products and markets licensed to the Company. There can be no assurance that Warner Bros. will offer any such business opportunities to the Company or that such opportunities will be offered on terms acceptable to the Company.

      Two of the Company's significant entertainment character licenses with a particular licensor expired on March 31, 2000 and were extended to May 31, 2000. The agreement covering entertainment character licensing rights for the amusement market was replaced by a new multi-year agreement effective July 2000 under substantially similar terms as the expired agreement. The existing license agreement covering entertainment character licensing rights for the retail market has been extended on a month-to-month basis through December 31, 2000, and will be replaced by a new agreement effective

January 2001 with significantly modified terms including limitations on products that can be sold and the licensing period. As a percentage of total net sales, the combined sales under these two agreements were 16.8%, 26.4% and 30.9% for fiscal years 2000, 1999 and 1998, respectively. In addition, a significant portion of the Company's inventory is comprised of merchandise based on characters licensed under these two agreements.

      On November 10, 2000, the Company entered into amendments with this licensor relative to three other significant entertainment character licensing agreements originally scheduled to expire on December 31, 2000. The amendments provide for extensions of the license terms for up to two additional years and specifically provide for the payment of the remaining balance of the guaranteed minimum royalties due to the licensor over the extended two-year period. The aforementioned extensions are conditioned upon the Company's ability to obtain extensions of the existing surety bonds that secure payment of the guaranteed minimum royalties over the amended licensing agreement periods by November 22, 2000. The Company is in discussions with the issuer of the existing surety bonds relative to extending the surety bonds over the recently extending licensing periods. There can be no assurance that the surety bonds will be extended. The Company's failure to obtain extensions of the surety bonds could negatively impact the amendments to the license agreements, which could result in the loss of licensing rights, as well as the immediate demand for payment by the licensor of approximately $14 million of guaranteed minimum royalties. This in turn would exceed available cash and would have an immediate and material adverse impact on the Company. In Fiscal 1999, the Company had estimated that projected future revenues over the remaining terms of these three license agreements would be insufficient to allow the Company to earn-out the guaranteed minimum royalties advanced or required to be paid to the licensor prior to their expiration on December 31, 2000. Accordingly, the Company recorded a provision totaling $14.9 million in the fourth quarter of fiscal 1999 for the estimated guaranteed minimum royalty shortfalls associated with these licenses.

      In addition, two of the three above indicated licenses also require the Company to incur certain types and amounts of advertising and promotional expenditures relative to the licensed properties. Given the level of advertising and promotional expenditures incurred to date by the Company, the risk exists that the Company will not meet the advertising commitments specified in the license agreements. Accordingly, the Company's failure to meet these commitments could impact its ability to obtain renewals on favorable terms, if at all, or secure additional licenses from the licensor. The Company is seeking concessions relative to these advertising commitments from the licensor, however, there can be no assurance that the Company will be able to secure the extensions or concessions it is seeking from the licensor.

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

      DEPENDENCE ON KEY PERSONNEL. The Company's future success will be highly dependent on the continued efforts of Arturo G. Torres, Chairman of the Board and Chief Executive Officer, Raymond G. Braun, President and Chief Operating Officer and Richard Neitz, President-Retail Operations. Other than employment agreements with Mr. Braun and Mr. Neitz and the statutory employment contracts required in Spain, the Company has no employment agreements or noncompete agreements with, or key-man life insurance on the lives of any of its senior management or employees. The loss of the services of one or more of such key personnel could have a materially adverse effect on the Company. The Company's success also depends on its ability to retain its key management, sales, marketing, financial and product development personnel and to attract other personnel to satisfy the Company's needs. There can be no assurance that the Company will be successful in retaining and attracting such personnel.

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

      Under U.S. tariff laws, China currently enjoys "normal trade relations" ("NTR") status, which provides a favorable category of U.S. import duties. There has been, and may be in the future, opposition to the extension of NTR status for China. The loss of NTR status for China would result in a substantial increase in the import duty of toy products manufactured in China, which would result in increased costs for the Company. Although the Company would attempt to mitigate this increased cost by shifting its production to other countries, there can be no assurance that the Company would be successful in attempting to shift production within a reasonable period of time.

      RISK OF FOREIGN OPERATIONS. Foreign operations are generally subject to risks such as transportation delays and interruptions, political and economic disruptions, the imposition of tariffs and import and export controls, changes in government policies, delays in and restrictions on the transfer of funds and currency fluctuations. In particular, purchases of inventory by the Company's European subsidiary from its suppliers in the Far East are subject to currency risk to the extent that there are fluctuations in the exchange rate between the United States dollar, the Spanish peseta and/or the British pound. Certain of the European subsidiaries' license agreements call for payment of royalties in a currency different from the functional currency. These arrangements subject the Company to currency risk to the extent that exchange rates fluctuate from the date that royalty liabilities are incurred until the date royalties are actually paid to the licensor. During fiscal 1999, due to significant negative market conditions in Latin America including material currency devaluation in Brazil and Mexico, the Company incurred bad debt losses of approximately $3.4 million, as well as a significant decline in sales. While the Company has implemented much more conservative terms of sales for customers in Latin America such as requiring letters of credit or reducing credit limits, there can be no assurance that growth of the Company's international operations will not subject it to greater exposure to risks of foreign operations. The Company will from time to time examine the need, if any, to engage in hedging transactions to reduce the risk of currency fluctuations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

      Management's plan to address the impact on the Company of the Year 2000 issue focused on application systems, process control systems (embedded chips), technology infrastructure, and third party business partners and suppliers with which the Company has significant relationships. The Company's plan was comprised of five phases, all of which have been substantially completed.

      To date, the Company has experienced no material adverse effects from Year 2000 issues. In its domestic operations, the Company's accounts receivable, inventory and warehouse management legacy systems were successfully modified to achieve Year 2000 compliance, and the Company successfully implemented the accounts payable, general ledger and purchasing modules from its Oracle enterprise resource planning system (ERP), which system is Year 2000 compliant, prior to the end of calendar 1999. The Company plans to implement the remaining Oracle ERP modules, including accounts receivable, inventory, as well as a warehouse management system, prior to the end of calendar year 2001, in replacement of the existing legacy systems. Year 2000 compliance costs incurred to date primarily consisted of labor from the redeployment of existing information technology, legal and operational resources, as well as computer hardware and software costs.

      In the Company's international operations, existing information systems were already substantially Year 2000 compliant, and no material modifications were necessary. In addition, the Company has experienced no material adverse effects from Year 2000 issues in its international operations.

      Currently, the Company has not experienced nor does it anticipate any material adverse effects related to Year 2000 issues. However, due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures ultimately will have a material impact on the Company's results of operations, liquidity or financial condition.

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

      GROWTH STRATEGY. The Company's growth strategy provides for (1) further development and diversification of the Company's retail and amusement toy business while divesting unprofitable or non-core businesses, (2) expanding new distribution channels, (3) acquiring additional licensing rights for entertainment characters and trademarks and (4) further penetration of international markets. Implementing this strategy involves risks including competition, lack of acceptance of new products, economic downturns, the inability to affordably obtain or renew licenses, and the inability to finance increased working capital requirements, if any. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

      ACQUISITION RISKS. Although the Company is not actively pursuing any acquisition opportunities currently, the Company expects to continue to evaluate and pursue attractive acquisition candidates. Assessing the characteristics of potential target companies is necessarily inexact and its accuracy is inherently uncertain. This review will not reveal all existing or potential problems, nor will it permit a buyer to become sufficiently familiar with the target companies to fully assess their deficiencies and capabilities. There can be no assurance that the Company's future acquisitions, if any, will be successful. Any unsuccessful acquisition could have a materially adverse effect on the Company.

      SHARES ELIGIBLE FOR FUTURE SALE. The Company has 7,395,000 shares of Common Stock outstanding as of November 6, 2000. Certain shares of Common Stock are "restricted securities" under the Securities Act of 1933, as amended (the "Securities Act"). These "restricted securities," and any shares purchased by affiliates of the Company, may be sold only if they are registered under the Securities Act or pursuant to an applicable exemption from the registration requirements of the Securities Act, including Rule 144 thereunder. There are 1,639,500 shares of common stock owned by existing shareholders and registered pursuant to a registration statement on Form S-3 as filed by the Company on June 2, 1998 allowing for the resale of such shares free of restriction by applicable securities laws. There are also (i) 811,800 shares of Common Stock reserved for issuance under outstanding options to purchase shares of Common Stock, (ii) 135,000 shares of Common Stock subject to outstanding warrants and (iii) a maximum of 2,500,000 shares of Common Stock issuable upon partial or total conversion, if any, of the Company's outstanding Convertible Debentures (which amount could increase if the Company fails to repay in full the Convertible Debentures by December 31, 2000). No prediction can be made as to the effect, if any, that future sales of shares, or the availability of shares for future sales, will have on the market price of the Common Stock.

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

ITEM 2.  PROPERTIES

      The Company's principal executive offices, warehouse and showroom in San Antonio, Texas, include 39,450 square feet of office space, 8,600 square feet of showroom space and 241,364 square feet of distribution warehouse space, pursuant to a lease agreement that expires December 31, 2008.

      The Company owns the Chicago, Illinois property and building comprising 9,920 square feet of office space, 6,480 square feet of showroom space, and 363,100 square feet of distribution and warehouse space. The Company has a 51% ownership interest in the Los Angeles, California property and building comprised of 6,400 square feet of office space, 6,220 square feet of showroom space, and 234,740 square feet of distribution and warehouse space. The remaining 49% interest in the Los Angeles, California facility is owned by and leased from Arturo G. Torres, the Chairman of the Board and Chief Executive Officer. On October 25, 1999, in connection with the Company's debt refinancing and restructuring transactions and in settlement of certain litigation related to the acquisition of Ace, Mr. Torres personally assumed the Company's $1.7 million obligation to purchase the remaining 49% interest in the Company's Los Angeles distribution facility from the former owner.

      The Company also leases the following offices, warehouses, distribution centers and showrooms:

                                                          APPROXIMATE
      LOCATION                TYPE OF FACILITY          SQUARE FOOTAGE
      --------                ----------------          --------------
      New York, New York      Office/Showroom                    4,600

      Los Angeles,            Warehouse                        119,000
       California

      Kowloon, Hong Kong,     Office/Showroom/Warehouse          1,906
       China

      Panyu, China            Office                            25,806

      Burnaby, British        Office/Showroom/Warehouse         23,500
       Columbia, and
       Mississauga, Ontario
       Canada

      San Juan, Puerto Rico   Office/Showroom/Warehouse         37,673

      Doncaster, England      Office/Showroom/Warehouse        112,500

      Valencia, Spain         Office/Showroom/Warehouse         96,258

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

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

MARKET INFORMATION

      The Company's Common Stock is traded on the Nasdaq National Market System under the symbol "PBYP." The table sets forth, for the fiscal periods indicated, the reported high and low close sale prices of the Company's Common Stock, as reported on the Nasdaq National Market System:

                               2000                    1999
                        -------------------     -------------------
                         HIGH         LOW        HIGH         LOW
                        ------      -------     ------      -------
      First Quarter     $ 6.25      $  1.00     $10.88      $  7.13
      Second Quarter      3.81         1.50       8.88         7.00
      Third Quarter       3.16         1.38       7.25         4.75
      Fourth Quarter      2.25         1.13       5.56         2.38

SHAREHOLDERS

      According to the records of the Company's transfer agent, the Company had 191 holders of record of Common Stock as of November 6, 2000. The Company believes that a substantially larger number of beneficial owners hold such shares in depository or nominee form.

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

      The following table sets forth selected consolidated financial data for the Company for the periods and at the dates indicated. The selected consolidated financial data for the fiscal years ended July 31, 2000, 1999 and 1998 have been derived from the audited Consolidated Financial Statements of the Company which are included elsewhere in this Form 10-K. The information set forth below is not necessarily indicative of results of future operations. This data should be read in conjunction with, and is qualified in its entirety by, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Consolidated Financial Statements and the Notes thereto, which appear elsewhere in this Form 10-K.

                                                                                     YEAR ENDED JULY 31,
                                                        --------------------------------------------------------------------------
                                                            2000            1999          1998 (4)       1997 (3)      1996 (1)(2)
                                                        ------------    ------------    ------------   ------------   ------------
                                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net sales ...........................................   $    153,089    $    156,515    $    177,987   $    137,386   $     74,197
Income (loss) from continuing operations ............         (5,534)        (30,230)          8,445          6,216          4,052
(Loss) from discontinued operations .................           --              --              --             --             (384)
Net income (loss) ...................................   $     (5,534)   $    (30,230)   $      8,445   $      6,216   $      3,668

Basic earnings (loss) per common share ..............   $      (0.75)   $      (4.12)   $       1.30   $       1.28   $       0.84
Diluted earnings (loss) per common share ............   $      (0.75)   $      (4.12)   $       1.19   $       1.25   $       0.84

Average number of shares outstanding - basic ........          7,395           7,338           6,474          4,872          4,841
Average number of shares outstanding - diluted ......          7,395           7,338           7,760          5,036          4,856

                                                                                          JULY 31,
                                                        -------------------------------------------------------------------------
                                                            2000            1999            1998           1997           1996
                                                        ------------    ------------    ------------   ------------   ------------
BALANCE SHEET DATA:
Working capital .....................................   $      8,803    $     32,106    $     76,454   $     35,372   $     19,910
Total assets ........................................        139,082         155,318         167,884        125,906        104,922
Long-term debt, including capital leases ............         19,242          22,153          20,962         23,238         11,096
Total liabilities ...................................         87,809          97,378          78,895         82,237         62,222
Shareholders' equity ................................         51,273          57,940          88,989         43,669         38,700

(1) On March 31, 1996, the Company sold Restaurants Universal Espana, S.A. ("Restaurants Universal"), its European subsidiary that operated two restaurants in Spain. The historical financial data for Restaurants Universal has been reported as discontinued operations and accordingly the historical financial data for fiscal year 1996 has been restated.
(2) In June 1996, the Company acquired Ace, which was accounted for as a purchase. Ace's assets and certain liabilities are included in the Company's Consolidated Balance Sheet at July 31, 1996 and its results of operations were included in the Consolidated Statement of Operations beginning June 21, 1996. For these reasons, the Consolidated Statement of Operations of the Company for fiscal year 1996 is not comparable to subsequent periods.
(3) In November 1996, Play By Play Europe acquired TLC, which was accounted for as a purchase. TLC's assets and liabilities are included in the Company's Consolidated Balance Sheet at July 31, 1997 and its results of operations were included in the Consolidated Statement of Operations beginning November 1996.
(4) Fiscal year 1998 net sales have been restated to reflect stuffing fees and franchise fees, which have been reclassified from net sales to other income.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      THIS REPORT CONTAINS, IN ADDITION TO HISTORICAL INFORMATION, FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY's ACTUAL RESULTS COULD DIFFER MATERIALLY. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, WITHOUT LIMITATION, THE COMPANY's LIQUIDITY AND CAPITAL RESOURCES, CHANGES IN CONSUMER PREFERENCES, PRICE CHANGES BY COMPETITORS, RELATIONSHIPS WITH LICENSORS AND CUSTOMERS, REALIZATION OF ROYALTY ADVANCES, NEW PRODUCT INTRODUCTION, CAPABILITY OF MANAGING GROWTH, ABILITY TO SOURCE PRODUCTS, CONCENTRATION OF CREDIT RISK, INTERNATIONAL TRADE RELATIONS, MANAGEMENT OF QUARTER TO QUARTER RESULTS, INCREASES IN COSTS OF RAW MATERIALS, TIMING OF TECHNOLOGICAL ADVANCES BY THE COMPANY AND ITS COMPETITORS, LACK OF ACCEPTANCE BY CONSUMERS OF NEW PRODUCTS, AND THE OTHER FACTORS DISCUSSED BELOW IN "RISK FACTORS", ELSEWHERE HEREIN. UPDATED INFORMATION WILL BE PERIODICALLY PROVIDED BY THE COMPANY AS REQUIRED BY THE SECURITIES EXCHANGE ACT OF 1934

      The following discussion and analysis, together with the accompanying consolidated financial statements and related notes, will aid in understanding the Company's results of operations as well as its financial position, cash flows, indebtedness and other key financial information.

      The Company's principal business is to design, develop, market and distribute stuffed toys and novelty items based on licensed entertainment characters and trademarks. The Company also designs, develops, markets and distributes electronic toys and non-licensed stuffed toys and novelties. The Company sells these products to customers in the amusement and retail markets. The Company's toy operations accounted for 98.1% of net sales for fiscal 2000. The Company's vending division provides the remaining 1.9% of net sales. Net sales derived from vending operations as a percentage of net sales have remained relatively flat in recent periods as the Company has emphasized its toy operations, and the Company anticipates that such trend will continue.

      The Company has divested and acquired several entities in its history. In each case, management evaluates the strategic role of each entity relative to its overall long-term business plan. Management also estimates future return versus the current market value of such entities to determine if divesting or acquiring a business makes economic sense at any given time. In March 1996, the Company sold Restaurants Universal, its European subsidiary to an unrelated third party, for approximately $1.6 million. In June 1996, the Company acquired substantially all of the operating assets, business operations and facilities of Ace. The purchase price, paid principally with cash and debt, was approximately $44.7 million and was accounted for using the purchase method. In November 1996, the Company, through Play-By-Play Europe, acquired TLC based in Doncaster, England for 40,000 shares of the Company's common stock, and was accounted for using the purchase method. In March 1999, the Company through a wholly-owned subsidiary, acquired certain assets and liabilities of Caribe Marketing and Sales Co., Inc. ("Caribe") for the purchase price of $2.5 million consisting of cash, 80,000 shares of the Company's common stock, and the assumption of a note.

      Net toy sales to amusement customers accounted for 74.3% of the Company's net sales for fiscal 2000. The Company sells both licensed and non-licensed products to its amusement customers for use principally as redemption prizes. Net toy sales to retail customers accounted for 23.8% of the Company's net sales for fiscal 2000. Since the beginning of fiscal 1994, the Company has expanded its product offering of licensed stuffed toys through the acquisition of several entertainment character and trademark licensing agreements.

      Sales to amusement customers generally provide a higher gross margin than do sales to retail customers. Among the amusement sales, licensed products typically provide a higher gross margin than do non-licensed products. Retailers, in particular mass market retailers, typically buy in larger volumes, therefore they generally command more competitive pricing which results in lower margins. However, retail sales of television promoted products generally result in higher gross margins than non-promoted items, but also require higher associated advertising costs, which are reported as a component of selling, general and administrative costs. The Company spent approximately $0.4 million on media advertising for certain retail products during fiscal 2000.

      The Company began its international toy operations with the opening of its distribution facility in Spain in August 1993. Since that time and with the acquisition of TLC in the U.K., the Company has experienced significant sales growth in its international operations, particularly in Western Europe. The Company anticipates continued international sales growth in both the amusement and retail markets, particularly with respect to licensed products. Non-licensed products are comparable in both the United States and Europe; licensed products might be sold worldwide or only in some markets, depending on local tastes and licensing restrictions. The Company's European toy sales have historically resulted in higher gross margins than domestic toy sales; however, the Company believes this trend is changing as the large retailers continue to quickly gain market share.

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

      Until fiscal year 2000, the Company has historically made no attempt to manage, by means of hedging or derivatives, the risk of potential currency fluctuations.

RESULTS OF OPERATIONS

      The following table sets forth the Company's results of operations as a percentage of net sales for the periods indicated below:

                                                    YEAR ENDED JULY 31,
                                                 -------------------------
                                                 2000      1999      1998
                                                 -----     -----     -----
Net sales ....................................   100.0%    100.0%    100.0%
Cost of sales ................................    68.8      82.8      65.6
                                                 -----     -----     -----
Gross profit .................................    31.2      17.2      34.4
Selling, general and
  administrative expenses ....................    30.8      35.7      24.8
                                                 -----     -----     -----
Operating income (loss) ......................     0.4     (18.4)      9.6
Interest expense .............................    (4.2)     (3.1)     (2.5)
Interest income ..............................     0.1       0.2       0.2
Other income .................................     0.1       0.1      --
Income tax benefit (provision)................     0.0       1.9      (2.6)
                                                 -----     -----     -----
Net income (loss) ............................    (3.6)    (19.3)      4.7
                                                 =====     =====     =====

YEARS ENDED JULY 31, 2000  AND 1999

      NET SALES. Net sales for fiscal 2000 were $153.1 million, a decrease of 2.2%, or $3.4 million, from $156.5 million in fiscal 1999. The decrease in net sales was primarily attributable to a decrease in the Company's worldwide retail net sales of 4.3%, or $1.6 million, to $36.4 million and a decrease in the Company's worldwide amusement net sales of 1.7%, or $1.9 million, to $113.8 million. International net toy sales increased 21.8%, or $7.6 million, to $42.5 million, from $34.9 million and Latin American net toy sales increased 38.8%, or $3.4 million, to $12.3 million, from $8.9 million. Domestic net toy sales for fiscal 2000 compared to fiscal 1999 decreased 13.3%, or $14.6 million, to $95.4 million from $110.0 million.

      Net toy sales to retail customers for fiscal 2000 and fiscal 1999 accounted for 23.8%, or $36.4 million, and 24.3%, or $38.1 million, respectively, of the Company's net sales. The 4.3%, or $1.6 million, decrease in sales to retail customers for fiscal 2000 over fiscal 1999 reflects an increase in sales of licensed plush toys of 23.5%, or $4.4 million, to $23.0 million offset by decreases in sales of licensed electronic toys of 10.5%, or $1.0 million, PLAY-FACES(R) of 72.9%, or $3.8 million and non-licensed electronic toys of 26.1%, or $1.1 million.

      Net toy sales to amusement customers for fiscal 2000 and fiscal 1999 accounted for 74.3%, or $113.8 million, and 73.9%, or $115.7 million, respectively, of the Company's net sales. The 1.7%, or $1.9 million, decrease from fiscal 1999 is primarily attributable to a decrease of $3.1 million, or 4.1%, in sales of licensed plush toys, and a decrease in sales of non-licensed plush toys of $1.2 million, or 4.1%, to amusement customers, offset by an increase in sales of novelty items of $2.4 million, or 22.1%, from fiscal 1999.

      Net sales of licensed products for fiscal 2000 were $106.1 million, a decrease of 3.3%, or $3.6 million, from $109.7 million in fiscal 1999. The decrease in licensed product sales was attributable to a decrease in domestic and Latin American net sales of licensed products of 7.8%, or $5.8 million, and of

30.2%, or $2.1 million, respectively, offset by an increase in international net sales of licensed products of 15.2%, or $4.3 million. Within licensed products, net sales of Looney Tunes' characters accounted for $47.0 million, or 31.3%, of the Company's net toys sales for fiscal 2000. This is a decrease of 35.9%, or $26.3 million, from $73.3 million in fiscal 1999 and is principally due to increased sales of merchandise based on other licensed properties such as Pokemon, Scooby Doo and Garfield. Net sales of licensed electronic toys accounted for $8.8 million, or 5.8%, of the Company's net toy sales for fiscal 2000.

      Net sales of non-licensed products for fiscal 2000 remained flat at $44.1 million in fiscal 2000 and 1999.

      GROSS PROFIT. Gross profit increased 77.4% to $47.8 million in fiscal 2000 from $26.9 million in fiscal 1999, due principally to charges recorded in the fourth quarter of fiscal 1999 related to royalty and inventory write-down reserves offset by lower overall sales for fiscal 2000, as well as low margins on sales made within the Company's domestic retail division offset by improved margins, as compared to the prior year, on sales within the Company's domestic amusement and international divisions. Although margins improved in certain areas, they were negatively impacted by sales within the Company's amusement and retail divisions in connection with the Company's inventory reduction initiatives. During fiscal 1999, the Company recorded a charge of $14.9 million for write-downs of guaranteed minimum royalties on three licensing agreements that the Company anticipated it would be unable to earn out prior to their expiration on December 31, 2000. In addition, in the fourth quarter of fiscal 1999, the Company recorded a provision of $4.5 million to write-down the carrying value of certain slow or non-moving inventory items to their estimated net realizable values. Gross profit as a percentage of net sales increased from 17.2% for fiscal 1999 to 31.2% for fiscal 2000. Exclusive of the 1999 charges, gross profit for fiscal 2000 would have increased 0.9%, or $448,000, to $47.8 million from $47.3 million in the comparable period in fiscal 1999.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. As a percentage of net sales, selling, general and administrative expenses decreased to 30.8% in fiscal 2000 from 35.7% in fiscal 1999. Such expenses decreased approximately 15.6%, or $8.7 million, to $47.1 million for fiscal 2000 from $55.8 million in fiscal 1999. This decrease is primarily attributable to decreased payroll and related costs of approximately $3.0 million and a $1.5 million decrease in domestic media advertising costs, offset by a $1.2 million increase in costs related principally to the Company's recently discontinued direct marketing division, and a $1.0 million increase in amortization expense related principally to the amortization of costs incurred in connection with the Company's recently implemented ERP system. Additionally, included in selling, general and administrative expenses for fiscal 1999 are certain charges totaling $6.7 million including bad debt expense of $2.2 million related to the write-off of amounts due from the Company's insolvent distributor in Mexico, a $1.3 million provision for the anticipated loss related to the Company's acquisition of certain assets from a U.S. distributor, as well as specific bad debt reserves of $2.8 million for certain non-performing accounts and notes receivables, as well as approximately $409,000 of severance costs. Excluding these expenditures, selling, general and administrative expenses would have decreased 4.0% or $2.0 million, to $47.1 million for fiscal 2000 from $49.1 million in the comparable period in fiscal 1999.

      INTEREST EXPENSE AND OTHER INCOME. Interest expense increased 34.2% or approximately $1.7 million, to $6.5 million for fiscal 2000 from $4.8 million in fiscal 1999. The increase is attributable to increased borrowings outstanding under the Company's revolving lines of credit, and increased borrowing costs, including increases in the interest rates on loan amounts outstanding under the Company's Credit Facility and Convertible Debentures and the amortization of costs incurred and capitalized in October 1999 in connection with obtaining the Company's new Credit Facility.

      INCOME TAX BENEFIT (PROVISION). The Company was unable to record an income tax benefit as a result of the net loss for fiscal 2000 as all available net operating loss carrybacks were exhausted by the Company in the previous fiscal year and the Company's ability to record a tax benefit based on available net operating loss carryforwards is deferred until future periods, if any, in which the Company generates taxable income. As a result, the Company has provided a full valuation allowance for deferred tax assets resulting from net operating losses. The Company realized a tax benefit of $2.9 million for fiscal 1999. The tax benefit was realized as a result of the net loss in fiscal year 1999 to the extent of net loss carrybacks, offset by tax expense on taxable income of certain foreign subsidiaries. The Company recorded no tax expense for fiscal 2000 due to the net loss for the period and the reduction of certain tax reserves in certain foreign jurisdictions.

YEARS ENDED JULY 31, 1999 AND 1998

      NET SALES. Net sales for fiscal 1999 decreased 12.1%, or $21.5 million, to $156.5 million from $178.0 million in fiscal 1998. The decrease in net sales was primarily attributable to a decrease in domestic retail sales of 54.0% or $19.5 million, to $16.6 million from $36.1 million, and a decrease in Latin American amusement sales of 90.5%, or $7.9 million, to $0.8 million from $8.7 million, offset by increases in international and Latin American retail sales of 32.9%, or $3.3 million, from $10.1 million to $13.4 and of 40.0%, or $2.3 million, from $5.7 million to $8.0 million, respectively. The decreases were primarily attributable to a weak retail environment for traditional toys in the U.S., caused by several factors, including the closing of several Toys R Us locations in the U.S., and shrinking of toy inventories by retailers, and the economic weakness in Latin America during fiscal 1999. Domestic and international amusement net toy sales remained relatively flat.

      Net toy sales to retail customers for fiscal 1999 and fiscal 1998 accounted for 24.3%, or $38.1 million, and 29.2%, or $51.9 million, respectively, of the Company's net sales. The 26.7%, or $13.9 million, decrease in sales to retail customers for the fiscal 1999 over fiscal 1998 reflects an increase in sales of licensed plush toys of 46.1%, or $5.9 million, to $18.6 million offset by decreases in sales of licensed electronic toys of 32.2%, or $4.7 million, PLAY-FACES(R) of 45.1%, or $4.3 million and non-licensed electronic toys of 71.1%, or $10.8 million.

      Net toy sales to amusement customers for fiscal 1999 and fiscal 1998 accounted for 73.9%, or $115.7 million, and 69.2%, or $123.2 million, respectively, of the Company's net sales. The 6.1%, or $7.5 million, decrease from fiscal 1998 is primarily attributable to a decrease in sales of non-licensed plush toys of $3.4 million, or 10.6%, a decrease in sales of novelty items of $2.4 million, or 18.3%, and a decrease in sales of licensed plush toys of $1.6 million, or 2.1%.

      Net sales of licensed products for fiscal 1999 decreased by 4.2%, or $4.8 million, to $109.7 million from $114.5 million in fiscal 1998. The decrease in licensed product sales was primarily attributable to decreased net sales of the Company's licensed electronic products of 32.2%, or $4.7 million, to $9.9 million from $14.5 million in fiscal 1998, decreased net sales of PLAY-FACES(R) of 45.1%, or $4.3 million, to $5.2 million, from $9.5 million in fiscal 1998, offset by increased net sales of licensed stuffed toys of 4.7%, or $4.2 million, to $94.6 million from $90.4 million in fiscal 1998. Within licensed products, net sales of Looney Tunes' characters, decreased 18.7%, or $16.9 million, to $73.3 million for fiscal 1999 from $90.2 million in fiscal 1998.

      Net sales of non-licensed products for fiscal 1999 decreased 27.4%, or $16.6 million, to $44.1 million from $60.7 million in fiscal 1998. This decrease is primarily attributable to a decrease in sales of non-licensed electronic toys of $10.8 million, a decrease in sales of non-licensed stuffed toys of $3.4 million and a decrease in sales of novelty items of $2.4 million.

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

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. As a percentage of net sales, selling, general and administrative expenses increased to 35.7% in fiscal 1999 from 24.8% in fiscal 1998. Such expenses increased 26.6% to $55.8 million for fiscal 1999 from $44.1 million in fiscal 1998. The increase in selling, general and administrative expenses is principally attributable to bad debt expense of $2.2 million recorded in the third quarter of fiscal 1999 related to the write-off of amounts due from the Company's insolvent distributor in Mexico and approximately $1.3 million representing a provision recorded in the fourth quarter for the anticipated loss related to the Company's acquisition of certain assets from a U.S. distributor, as well as specific bad debt reserves of $2.1 million for certain non-performing trade and non-trade receivables from customers and the $742,000 balance of a non-performing note receivable from the purchaser of Restaurants Universal, as well as approximately $409,000 of severance costs related to recent management restructuring initiatives and personnel reductions. Excluding these expenditures, selling, general and administrative expenses would have increased 11.3% or $5.0 million, to $49.1 million over the comparable period in fiscal 1998.

      INTEREST EXPENSE AND OTHER INCOME. Interest expense increased 7.1% or approximately $321,000, to $4.8 million for fiscal 1999 from $4.5 million in fiscal 1998. The increase is attributable to increased borrowings outstanding under the Company's Credit Facility partially offset by lower overall borrowing rates.

      INCOME TAX BENEFIT (PROVISION). The Company realized a net tax benefit of $2.9 million as compared to a provision of $4.5 million in the prior year. The tax benefit was realized as a result of the net loss in fiscal year 1999 to the extent of net loss carrybacks, offset by tax expense on taxable income of certain foreign subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

      At July 31, 2000, the Company's working capital was $8.8 million compared to $32.1 million at July 31, 1999. This decrease is principally attributable to the reclassification of the balance of the Convertible Debenture obligation from long term debt to current at July 31, 2000, as the debentures mature on December 31, 2000, and the net loss incurred during fiscal 2000.

      Generally, the Company satisfies its capital requirements and seasonal working capital needs with cash flow primarily from borrowings and operations. The Company's primary capital needs have consisted of repayment of indebtedness, funding for business acquisitions, inventory, property and equipment, customer receivables, licensing agreements and international expansion.

      The Company's operating activities provided net cash of $11.3 million in fiscal 2000 and used net cash of $1.6 million in fiscal 1999. The cash flow from operations in fiscal 2000 was primarily affected by decreases in inventory, accounts receivable and prepaids, offset by the net loss and decreases in accounts payable and accrued liabilities. The cash flow from operations for fiscal 1999 was primarily affected by the net loss.

      Net cash used in investing activities during fiscal 2000 and 1999 was $2.5 million and $8.0 million, respectively. For fiscal 2000, net cash used in investing activities consisted of $2.6 million of expenditures for property and equipment, including $1.5 million for costs related to implementation of the Company's enterprise resource planning system and $293,000 for vending equipment. For fiscal 1999, net cash used in investing activities consisted principally of expenditures for property and equipment of approximately $8.2 million. In the third quarter of fiscal 1999, the Company acquired substantially all of the assets and liabilities of Caribe Marketing for the purchase price of $2.5 million consisting of 80,000 shares of the Company's common stock, reduction of accounts receivable of $2.0 million and the assumption of a Seller's note. (See Footnote 14 - "Acquisition").

      Financing activities used net cash of $4.9 million during fiscal 2000 and provided net cash of $10.4 million during fiscal 1999. During fiscal 2000, the Company received aggregate advances of $143.7 million under, and made repayments of $144.1 million on, its revolving line under its senior credit facilities, and reduced the principal on its term loans by $2.7 million which included reductions of principal on the current term loans of $276,000 and $2.4 million on the Company's term loan with its former lender which was satisfied in connection with the refinancing of its senior Credit Facility in October 1999. In addition, the Company obtained a loan in the principal amount of $2.5 million from the Chairman of the Board, which was repaid upon receipt of the Company's 1999 Federal income tax refund of approximately $2.8 million. During fiscal 1999, the Company received aggregate advances of $139.1 million, and made repayments of $124.8 million, on its revolving line under its senior credit facility, and reduced the principal on the term loan by $2.4 million.

      On October 25, 1999, the Company entered into a new $60 million Credit Facility which replaced the Company's $35 million credit facility. The new Credit Facility has an initial three-year term but may be extended an additional year. The new Credit Facility included a $57.6 million revolving line of credit commitment, subject to availability under a borrowing base calculated by reference to the level of eligible accounts receivable and inventory, and a $15 million sub-limit for the issuance of letters of credit. The new Credit Facility also includes two term loans in the original principal amount of $2.4 million. Before it was amended, as discussed below, interest on borrowings outstanding under the revolving line of credit and the term loans was payable monthly at an annual rate equal to, at the Company's option, (i) the Lender's Prime Rate plus 1/4 percent or (ii) the Lender's Adjusted Euro Dollar rate plus 2 3/4%. The new Credit Facility is collateralized by a first lien on substantially all of the Company's domestic assets, and 65% of the issued and outstanding stock of its foreign subsidiaries. The new Credit Facility contains certain restrictive covenants and conditions among which are a prohibition on the payment of dividends, limitations on further indebtedness, restrictions on dispositions and acquisitions of assets, limitations on advances to third parties and foreign subsidiaries and compliance with certain financial covenants. In addition, the new Credit Facility prohibits the Company's Chief Executive Officer from reducing his ownership in the Company below specified levels. (See Footnote 9 -Notes Payable and Long-Term Debt, in the Notes to Consolidated Financial Statements of the Company included herein).

      On March 20, 2000, the Company's Credit Facility was amended to reduce the maximum credit commitment from $60 million to $35 million and the revolving line of credit commitment to $32.6 million and provided for a supplemental loan under the revolving line of credit in the principal amount of $500,000. The supplemental loan was repaid in weekly installments and matured in May 2000.

      On June 1, 2000, the Company's Credit Facility was amended to temporarily extend the seasonal advance rate percentage applicable to inventory and to waive the Company's non-compliance with a financial covenant at April 30, 2000 under the Credit Facility. Under the terms of the amendment, the inventory advance rate percentage decreases from 55% to 50% based on a series of scheduled weekly reductions in the advance rate percentage during the period from July to September 2000. In addition, the Credit Facility was further amended to increase the interest rate for borrowings outstanding under the Credit Facility from the prime rate plus .25 percent (.25%) to the prime rate plus one percent (1%) for prime rate loans and from two and three-quarters percent (2.75%) per annum in excess of the adjusted eurodollar rate to three and one-half percent (3.5%) per annum in excess of the adjusted eurodollar rate for eurodollar rate loans.

      On November 10, 2000 the Company's Credit Facility was amended to permanently increase the advance rate percentage applicable to inventory from 50% to 55%, and to waive the Company's non-compliance with certain financial covenants under the Credit Facility at July 31, 2000 and to modify these same financial covenants for future periods. In addition, the Credit Facility was further amended to increase the fees that would be payable in the event the Credit Facility is terminated prior to maturity, and also requires the Company to reduce the term loan balance by a specified percentage in the event the Company completes a sale of certain assets.

      The Company had entered into a Convertible Loan Agreement ("Convertible Loan Agreement") dated July 3, 1997, pursuant to which the Company issued $15 million of convertible subordinated notes. In March 1999, the Company defaulted under certain financial covenants of the Convertible Loan Agreement, and in July 1999 the Company defaulted in the payment of interest due on the convertible subordinated notes as required by the senior lenders. On October 22, 1999, the Company and the holders of the convertible subordinated notes entered into a First Amendment to the Convertible Loan Agreement (the "First Amendment") which waived existing defaults under the Convertible Loan Agreement, provided consent to the new Credit Facility, and modified the financial covenants in the Convertible Loan Agreement to conform to the financial covenants in the new Credit Facility. In addition, the First Amendment increased the interest rate from 8.5% to 10.5% per annum, changed the Convertible Debentures' final maturity date from June 30, 2004 to December 31, 2000, and adjusted the conversion price from $16 per share to $6 per share of common stock. In connection with the First Amendment, the Company granted the holders of the convertible subordinated debentures a first lien on its 51% interest in its Los Angeles warehouse and a second lien on substantially all its other assets. The First Amendment also includes limitations on the issuance of stock options to employees, and entitles the holders to two advisory board positions. The First Amendment also provides for permanent board seats proportionate to their ownership interests on an as converted basis, as well as limitations on the total number of board seats, which could result in a change in control of the board if the debentures have not been paid in full by final maturity. The First Amendment also provides for a possible reset of the conversion price based on the average closing price of the Company's stock for the month of December 2000 if the outstanding debentures have not been converted or paid in full by final maturity. Conversion at current stock prices would result in substantial dilution and would give the debenture holders majority ownership of the Company's stock.

      Monthly principal payment requirements on the Company's outstanding $15 million of Convertible Debentures commenced on June 30, 2000, at a rate of 1% of the outstanding principal balance, and the remaining unpaid balance is due at maturity on December 31, 2000. The Company currently expects that, by itself, cash flows from operations will be insufficient to enable the Company to retire the unsatisfied obligations under the Convertible Debentures due at maturity. Accordingly, unless the debentures are converted into the Company's common stock before the scheduled maturity, the Company will need to refinance in order to satisfy its repayment obligations thereunder. Pursuant to the terms of the Debentures, the holders of the Debentures have the right to commence legal proceedings against the Company (but not against the collateral pledged to the senior lender) in the event the Company fails to make any regularly scheduled payment due under the Debentures or upon any other default and commencing 180 days after the date of the receipt by the senior lender of written notice from all of the Debenture holders of the declaration of the default and the written demand for immediate payment of all the debt outstanding under the Debentures. The Company defaulted in the payment of principal and interest due under the Debentures beginning in October 2000. The Company has retained the services of an investment banking firm to assist management with its Convertible Debenture refinancing efforts. The Company is also in negotiations with the holders of its existing Convertible Debentures relative to modifying or restructuring the terms of the debentures, including a long-term extension of the maturity date.

      The Company has borrowed substantially all of its available capacity under its Credit Facility. Thus, any future losses or other capital needs could require the Company to seek additional financing from public or private issuances of debt and/or equity or from sales of assets or one or more business lines. The Company may not be able to complete any such financing or asset sale at all or, if so, on terms favorable to the Company. Any equity financing could result in dilution to existing shareholders. See "Risk Factors - Leverage and Future Debt Service and Capital Needs"

      As of July 31, 2000, the balance of the revolving line of credit and the term loans under the Credit Facility was $29.6 million, and $2.1 million, respectively, and the amount of convertible debt outstanding was $14.9 million. The Company utilizes borrowings under its revolving line of credit to finance purchases of inventory and accounts receivable, primarily during peak selling periods. During fiscal 2000, the highest level of aggregate borrowings outstanding under the Credit Facility was $31.3 million in November 1999. As of July 31, 2000, the Company had a world-wide aggregate of $7.8 million outstanding in irrevocable letters of credit in support of inventory purchases.

      Two of the Company's significant entertainment character licenses with a particular licensor expired on March 31, 2000 and were extended to May 31, 2000. The agreement covering entertainment character licensing rights for the amusement market was replaced by a new multi-year agreement effective July 2000 under substantially similar terms as the expired agreement. The existing license agreement covering entertainment character licensing rights for the retail market has been extended on a month-to-month basis through December 31, 2000, and will be replaced by a new agreement effective January 2001 with significantly modified terms including limitations on products that can be sold and the licensing period. As a percentage of total net sales, the combined sales under these two agreements were 16.8%, 26.4% and 30.9% for fiscal years 2000, 1999 and 1998, respectively. In addition, a significant portion of the Company's inventory is comprised of merchandise based on characters licensed under these two agreements.

      On November 10, 2000, the Company entered into amendments with this licensor relative to three other significant entertainment character licensing agreements originally scheduled to expire on December 31, 2000. The amendments provide for extensions of the license terms for up to two additional years and specifically provide for the payment of the remaining balance of the guaranteed minimum royalties due to the licensor over the extended two-year period. The aforementioned extensions are conditioned upon the Company's ability to obtain extensions of the existing surety bonds that secure payment of the guaranteed minimum royalties over the amended licensing agreement periods by November 22, 2000. The Company is in discussions with the issuer of the existing surety bonds relative to extending the surety bonds over the recently extending licensing periods. There can be no assurance that the surety bonds will be extended. The Company's failure to obtain extensions of the surety bonds could negatively impact the amendments to the license agreements, which could result in the loss of licensing rights, as well as the immediate demand for payment by the licensor of approximately $14 million of guaranteed minimum royalties. This in turn would exceed available cash and would have an immediate and material adverse impact on the Company. In Fiscal 1999, the Company had estimated that projected future revenues over the remaining terms of these three license agreements would be insufficient to allow the Company to earn-out the guaranteed minimum royalties advanced or required to be paid to the licensor prior to their expiration on December 31, 2000. Accordingly, the Company recorded a provision totaling $14.9 million in the fourth quarter of fiscal 1999 for the estimated guaranteed minimum royalty shortfalls associated with these licenses.

      In addition, two of the three above indicated licenses also require the Company to incur certain types and amounts of advertising and promotional expenditures relative to the licensed properties. Given the level of advertising and promotional expenditures incurred to date by the Company, the risk exists that the Company will not meet the advertising commitments specified in the license agreements. Accordingly, the Company's failure to meet these commitments could impact its ability to obtain renewals on favorable terms, if at all, or secure additional licenses from the licensor. The Company is seeking concessions relative to these advertising commitments from the licensor, however, there can be no assurance that the Company will be able to secure the extensions or concessions it is seeking from the licensor.

      The Company's Latin American subsidiary, Caribe, had a credit facility with a lender that provided for an aggregate commitment of $5.0 million for the issuance of letters of credit and a $1.5 million sublimit for cash advances. This credit facility was replaced at expiration on June 30, 2000 by a new line of credit facility with the same lender. The new credit facility provides a commitment of $1.5 million for the issuance and refinancing of letters of credit and expires on February 1, 2001.

      Play By Play Europe previously had credit facilities with three separate banks in Europe that recently merged into a single entity resulting in a greater concentration of Company's credit arrangements within the surviving bank ("Bank"). To reduce this increased concentration of the Bank's credit risk, the Bank has advised the Company that it is progressively reducing its credit commitment to the Company from 1.1 billion pesetas (approximately $6.0 million) at March 31, 2000, to 575 million pesetas (approximately $3.2 million) by November 30, 2000, concurrent with the maturity date of the credit arrangements with this Bank. The Company is in negotiations with the Bank to renew and extend these credit arrangements. In addition, the Company is in discussions with additional lenders to replace the portion of the Company's credit requirements that the Bank is reducing or that will be maturing. The credit arrangements with the Bank consist principally of letter of credit, discounting and revolving loan facilities. The Company believes it will be able to renew its existing credit arrangements by the maturity date, however, there can be no assurance that the Company will be able to renew the existing facilities or obtain financing from alternate lenders or if such financing is obtained, that the terms will be as favorable to the Company as those contained in the current credit arrangements. The Company's failure to renew or extend the credit facilities would have a material adverse impact on the European subsidiary's liquidity and working capital.

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

      As previously indicated, cash flows from operations and borrowings available under existing credit facilities will be insufficient to enable the Company to retire the unsatisfied obligations outstanding under the Convertible Debentures at maturity on December 31, 2000. If, or unless, the Company is successful in refinancing the Convertible Debentures under commercially reasonable terms, or if the Convertible Debentures are converted into the Company's stock at maturity, and if the Company is successful in obtaining extensions relative to the payment of royalty obligations under certain licensing agreements more fully discussed in preceding paragraphs, then the Company believes that its current available cash, net cash provided by operating activities and available borrowings under the Company's credit facilities will be sufficient to meet the Company's cash requirements through July 31, 2001.

      EURO. On January 1, 1999, eleven of the fifteen member countries of the European Union introduced the euro, which became the common currency among the participating member countries by converting to the euro at the exchange rates in effect on the introduction date. One of the participating members is Spain, which is the country in which Play-By-Play Toys & Novelties, Europa, S.A. ("Play-By-Play Europe") is located. Play-By-Play Europe intends to keep its books in Spain's sovereign currency, the peseta, through the substantial portion of the three-year introductory period, at the end of which all companies in participating member countries must adopt the euro. Play-By-Play Europe's accounting system is currently capable of performing the euro conversion, and the Company does not anticipate that the costs related to the conversion will be significant. In addition, because Play-By-Play Europe operates primarily in Spain and in non-European Union countries, currently management does not anticipate that the introduction of the euro will have a material adverse effect on Play-By-Play Europe's results of operations, financial position, or cash flows for the forseeable future.

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

      The following sets forth the Company's net sales by fiscal quarter for fiscal 2000, 1999 and 1998:

                                              FISCAL YEAR
                                 --------------------------------------
            FISCAL QUARTER         2000           1999          1998
            --------------       --------      ---------      ---------
                                             (IN THOUSANDS)

            First                $ 48,035      $  55,727      $  58,391
            Second                 27,501         28,432         30,841
            Third                  31,645         35,683         37,227
            Fourth                 45,908         36,673         51,528

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

      In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." In SAB No. 101, the SEC staff expresses its views regarding the appropriate recognition of revenue with regard to a variety of circumstances, some of which are of particular relevance to the Company. The Company will be required to adopt SAB No. 101 for the quarter beginning May 1, 2001. The Company is currently evaluating SAB No. 101, however, the Company believes that it will not have a material impact on the financial statements.

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

INTEREST RATE RISK

      The interest payable on the Company's revolving line-of-credit and term loans under the Credit Facility is variable based on its Lender's prime rate or adjusted eurodollar rate, and therefore, affected by changes in market interest rates. At July 31, 2000, approximately $31.7 million was outstanding under the Credit Facility with a weighted average interest rate of 10.36%.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Reference is made to the Financial Statements referred to in the Index on page F-1 setting forth the consolidated financial statements of Play By Play Toys & Novelties, Inc. and Subsidiaries, together with the report of Ernst & Young LLP dated November 13, 2000 and the report of PricewaterhouseCoopers dated November 12, 1999.

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

(b) REPORTS ON FORM 8-K. The Company filed a report on Form 8-K, date of event July 24, 2000, regarding changes in the Company's certifying accountant from PricewaterhouseCoopers LLP to Ernst & Young LLP.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 13th day of November 2000.

                                PLAY BY PLAY TOYS & NOVELTIES, INC.

                                By: /S/ JOE M. GUERRA
                                    --------------------------------------------
                                     Joe M. Guerra
                                     Chief Financial Officer and Treasurer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         SIGNATURE                                TITLE                             DATE
         ---------                                -----                             ----
By: /s/ ARTURO G. TORRES              Chairman of the Board and Chief         November 13, 2000
        Arturo G. Torres                     Executive Officer
                                       (Principal Executive Officer)

By: /s/ RAYMOND G. BRAUN           President, Chief Operating Officer and     November 13, 2000
        Raymond G. Braun                         Director

By: /s/ JOE M. GUERRA                    Chief Financial Officer,             November 13, 2000
        Joe M. Guerra                          and Treasurer
                                    (Principal Financial and Accounting
                                                  Officer)

By: /s/ RICHARD NEITZ                   President, Retail Division            November 13, 2000
        Richard Neitz                           and Director

By: /s/ MANUEL FERNANDEZ BARROSO   President - Caribe Sales and Marketing     November 13, 2000
        Manuel Fernandez Barroso               and Director

By: /S/ JAMES L. DOW               Senior Vice President, General Counsel     November 13, 2000
        James L. Dow                          and Secretary

         SIGNATURE                                TITLE                             DATE
         ---------                                -----                             ----
By: /S/ STEVE K. C. LIAO                        Director                      November 13, 2000
        Steve K. C. Liao

By: /S/ OTTIS W. BYERS                          Director                      November 13, 2000
        Ottis W. Byers

By: /S/ BERTO GUERRA, JR.                       Director                      November 13, 2000
        Berto Guerra, Jr.

By: /S/ GUARIONE M. DIAZ                        Director                      November 13, 2000
        Guarione M. Diaz

By: /S/ HOWARD G. PERETZ                        Director                      November 13, 2000
        Howard G. Peretz

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

                                                                            PAGE
Consolidated Financial Statements:

  Reports of Independent Auditors                                            F-2

  Consolidated Balance Sheets as of July 31, 2000 and 1999                   F-4

  Consolidated Statements of Operations for the Fiscal Years Ended
    July 31, 2000, 1999 and 1998                                             F-5

  Consolidated Statements of Shareholders' Equity for the Fiscal Years
     Ended July 31, 2000, 1999 and 1998                                      F-6

  Consolidated Statements of Cash Flows for the Fiscal Years Ended
    July 31, 2000, 1999 and 1998                                             F-7

  Notes to Consolidated Financial Statements                                 F-8

Financial Statement Schedule:

  Schedule II - Valuation and Qualifying Accounts                            S-1

All other schedules are omitted as the required information is not applicable or the information is presented in the consolidated financial statements, related notes or other schedules.

                         REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Board of Directors of Play By Play Toys & Novelties, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheet of Play By Play Toys & Novelties, Inc. and Subsidiaries (the Company) at July 31, 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 14 (a) (2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Play By Play Toys & Novelties, Inc. and Subsidiaries at July 31, 2000 and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 10, the Company has incurred operating losses and has current obligations for subordinated debt and other current obligations that exceed projected cash flows. These conditions raise substantial doubt about the Company's ability to continue as a going concern. (Management's plans in regard to these matters are also described in Note 10.) These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

Ernst & Young LLP

San Antonio, Texas
November 10, 2000

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of Play By Play Toys & Novelties, Inc. and Subsidiaries:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14 (a) (1) present fairly, in all material respects, the financial position of Play By Play Toys & Novelties, Inc. and Subsidiaries at July 31, 1999, and the results of their operations and their cash flows for each of the two years in the period ended July 31, 1999, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14 (a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Austin, Texas
November 12, 1999

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                                              JULY 31,
                                                                                                -----------------------------------
                                                                                                     2000                1999
                                                                                                ---------------     ---------------
 CURRENT ASSETS:
      Cash and cash equivalents ............................................................    $     4,898,838     $     2,345,634
      Accounts and notes receivable, less allowance for
           doubtful accounts of $7,649,799 and $10,377,672 .................................         32,243,309          36,243,047
      Inventories, net .....................................................................         56,223,075          69,116,899
      Prepaid expenses .....................................................................          2,512,308           2,811,776
      Other current assets .................................................................                                468,710
                                                                                                ---------------     ---------------
           Total current assets ............................................................         95,877,530         110,986,066
 Property and equipment, net ...............................................................         25,272,499          25,859,145
 Goodwill, less accumulated amortization of $1,700,187 and $1,187,890 ......................         15,930,479          16,442,777
 Other assets ..............................................................................          2,001,363           2,030,273
                                                                                                ---------------     ---------------
           Total assets ....................................................................    $   139,081,871     $   155,318,261
                                                                                                ===============     ===============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

 CURRENT LIABILITIES:
      Book overdraft .......................................................................    $     1,036,523     $     2,281,447
      Notes payable to banks ...............................................................         29,556,028          29,982,533
      Long-term debt classified as current .................................................          1,840,114                --
      Current maturities of convertible subordinated debentures ............................         14,850,000             298,500
      Current maturities of long-term debt .................................................            644,217           1,654,987
      Current obligations under capital leases .............................................          1,173,571           1,701,911
      Accounts payable, trade ..............................................................         27,612,837          32,081,780
      Accrued royalties payable ............................................................          4,052,896           7,706,423
      Other accrued liabilities ............................................................          3,402,027           3,172,479
      Income taxes payable .................................................................          2,906,103                --
                                                                                                ---------------     ---------------
           Total current liabilities .......................................................         87,074,316          78,880,060
                                                                                                ---------------     ---------------
 Long-term liabilities:
      Long-term debt, net of current maturities ............................................               --             2,140,418
      Convertible subordinated debentures, net of current maturities .......................               --            14,701,500
      Obligations under capital leases, net of current maturities ..........................            734,571           1,655,826
                                                                                                ---------------     ---------------
           Total liabilities ...............................................................         87,808,887          97,377,804
                                                                                                ---------------     ---------------

 Commitments and contingencies

 SHAREHOLDERS' EQUITY:
      Preferred stock - no par value; 10,000,000 shares
           authorized; no shares issued ....................................................               --                  --
      Common stock - no par value; 20,000,000 shares
           authorized; 7,395,000 shares issued .............................................              1,000               1,000
      Additional paid-in capital ...........................................................         71,486,820          71,486,820
      Deferred compensation ................................................................           (198,333)           (338,333)
      Accumulated other comprehensive losses ...............................................         (4,279,982)         (3,006,208)
      Accumulated deficit ..................................................................        (15,736,521)        (10,202,822)
                                                                                                ---------------     ---------------
           Total shareholders' equity ......................................................         51,272,984          57,940,457
                                                                                                ---------------     ---------------
           Total liabilities and shareholders' equity ......................................    $   139,081,871     $   155,318,261
                                                                                                ===============     ===============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                         FISCAL YEARS ENDED JULY 31,
                                                                          ---------------------------------------------------------
                                                                               2000                 1999                 1998
                                                                          ---------------      ---------------      ---------------
Net sales ...........................................................     $   153,089,132      $   156,515,361      $   177,986,735
Cost of sales .......................................................         105,300,456          129,582,244          116,755,386
                                                                          ---------------      ---------------      ---------------
     GROSS PROFIT ...................................................          47,788,676           26,933,117           61,231,349

Selling, general and administrative expenses ........................          47,116,217           55,808,965           44,088,681
                                                                          ---------------      ---------------      ---------------
     OPERATING INCOME (LOSS) ........................................             672,459          (28,875,848)          17,142,668

Interest expense ....................................................          (6,483,795)          (4,831,276)          (4,509,897)
Interest income .....................................................             127,995              371,722              360,048
Other income (expense) ..............................................             149,642              164,751                 (857)
                                                                          ---------------      ---------------      ---------------
     INCOME (LOSS) BEFORE INCOME TAXES ..............................          (5,533,699)         (33,170,651)          12,991,962

Income tax benefit (provision) ......................................                --              2,940,304           (4,547,187)
                                                                          ---------------      ---------------      ---------------
     NET INCOME (LOSS) ..............................................     $    (5,533,699)     $   (30,230,347)     $     8,444,775
                                                                          ===============      ===============      ===============

Net income (loss) per share:
  Basic .............................................................     $         (0.75)     $         (4.12)     $          1.30
                                                                          ---------------      ---------------      ---------------
  Diluted ...........................................................     $         (0.75)     $         (4.12)     $          1.19
                                                                          ---------------      ---------------      ---------------

Weighted average shares outstanding:
  Basic .............................................................           7,395,000            7,338,297            6,473,724
                                                                          ---------------      ---------------      ---------------
  Diluted ...........................................................           7,395,000            7,338,297            7,759,866
                                                                          ---------------      ---------------      ---------------

               The accompanying notes are an integral part of the
                       consolidated financial statements.

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                           ACCUMULATED
                                         COMMON STOCK           ADDITIONAL                   OTHER         RETAINED        TOTAL
                                   --------------------------    PAID-IN     DEFERRED     COMPREHENSIVE    EARNINGS    SHAREHOLDERS'
                                     SHARES         AMOUNT       CAPITAL   COMPENSATION  INCOME (LOSSES)   (DEFICIT)      EQUITY
                                   -----------   ------------ ------------ ------------   ------------    ------------ ------------
Balance, July 31, 1997 ...........   4,901,300   $      1,000 $ 35,006,539 $   (618,333)  $ (2,303,027)   $ 11,582,750 $ 43,668,929

Comprehensive income:
  Net income .....................                                                                           8,444,775    8,444,775
  Foreign currency translation
    adjustments ..................                                                             754,646                      754,646
                                                                                                                       ------------
       Comprehensive income ......                                                                                        9,199,421
                                                                                                                       ------------

Warrants issued ..................                                 522,000                                                  522,000
Stock issued in secondary
  public offering ................   2,300,000                  34,147,474                                               34,147,474
Exercise of stock options ........     113,700                   1,310,807                                                1,310,807
Amortization of deferred
  compensation ...................                                              140,000                                     140,000
                                   -----------   ------------ ------------ ------------   ------------    ------------ ------------
Balance, July 31, 1998 ...........   7,315,000   $      1,000 $ 70,986,820 $   (478,333)  $ (1,548,381)   $ 20,027,525 $ 88,988,631

Comprehensive income (loss):
  Net loss .......................                                                                         (30,230,347) (30,230,347)
  Foreign currency translation
    adjustments ..................                                                          (1,457,827)                  (1,457,827)
                                                                                                                       ------------
       Comprehensive income (loss)                                                                                      (31,688,174)
                                                                                                                       ------------

Acquisition of Caribe ............      80,000                     500,000                                                  500,000
Amortization of deferred
  compensation ...................                                              140,000                                     140,000
                                   -----------   ------------ ------------ ------------   ------------    ------------ ------------
Balance, July 31, 1999 ...........   7,395,000   $      1,000 $ 71,486,820 $   (338,333)  $ (3,006,208)   $(10,202,822)$ 57,940,457

Comprehensive income (loss):
  Net loss .......................                                                                          (5,533,699)  (5,533,699)
  Foreign currency translation
    adjustments ..................                                                          (1,273,774)                  (1,273,774)
                                                                                                                       ------------
       Comprehensive loss ........                                                                                       (6,807,473)
                                                                                                                       ------------

Amortization of deferred
  compensation ...................                                              140,000                                     140,000
                                   -----------   ------------ ------------ ------------   ------------    ------------ ------------
Balance, July 31, 2000 ...........   7,395,000   $      1,000 $ 71,486,820 $   (198,333)  $ (4,279,982)   $(15,736,521)$ 51,272,984
                                   ===========   ============ ============ ============   ============    ============ ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               FISCAL YEARS ENDED JULY 31,
                                                                                   ------------------------------------------------
                                                                                       2000              1999              1998
                                                                                   ------------      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ..........................................................     $ (5,533,699)     $(30,230,347)     $  8,444,775
  Adjustments to reconcile net income (loss) to
   net cash provided by (used in) operating activities:
     Depreciation and amortization ...........................................        3,957,823         2,973,943         2,271,943
     Provision for doubtful accounts receivable ..............................          828,470         7,833,697         2,173,736
     Provision for inventory reserve .........................................       (1,947,927)        4,091,849              --
     Provision for royalty license reserves ..................................       (1,214,129)       14,883,940              --
     Deferred income tax provision (benefit) .................................             --            (654,059)         (503,290)
     Amortization of deferred compensation ...................................          140,000           140,000           140,000
     Loss (gain) on sale of property and equipment ...........................          103,662           200,154            89,248
     Change in operating assets and liabilities (net of acquisitions):
       Accounts and notes receivable .........................................        3,171,269         3,332,834       (13,395,537)
       Inventories ...........................................................       14,841,751           540,030       (25,373,610)
       Prepaids and other assets .............................................          749,537         5,755,804        (3,987,081)
       Accounts payable and accrued liabilities ..............................       (6,696,271)       (6,126,917)        5,151,647
       Income taxes payable ..................................................        2,906,103        (4,377,026)        1,936,817
                                                                                   ------------      ------------      ------------
          Net cash provided by (used in) operating activities ................       11,306,589        (1,636,098)      (23,051,352)
                                                                                   ------------      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net ....................................       (2,552,558)       (8,245,474)       (3,269,603)
  Proceeds from sale of property and equipment ...............................           22,833            74,571            35,115
  Purchase of Caribe, net of cash paid .......................................             --             147,088              --
  Payments for intangible assets .............................................             --                --             (32,246)
                                                                                   ------------      ------------      ------------
          Net cash used in investing activities ..............................       (2,529,725)       (8,023,815)       (3,266,734)
                                                                                   ------------      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from public offering of common stock, net .........................                               --          34,147,474
  Net borrowings (repayments) under Revolving Credit Agreements ..............         (426,504)       14,321,583        (7,846,771)
  Proceeds from short-term loan from shareholder .............................        2,500,000              --                --
  Repayment of note payable to shareholder ...................................       (2,500,000)             --                --
  Proceeds from long-term debt ...............................................        2,410,000              --                --
  Repayment of long-term debt ................................................       (4,168,768)       (4,847,598)       (2,570,041)
  Repayment of capital lease obligations .....................................       (1,519,690)       (1,316,086)         (953,393)
  Proceeds from exercise of stock options ....................................                               --           1,310,807
  Increase (decrease) in book overdraft ......................................       (1,244,924)        2,281,447          (461,220)
                                                                                   ------------      ------------      ------------
          Net cash provided by (used in) financing activities ................       (4,949,886)       10,439,346        23,626,856
                                                                                   ------------      ------------      ------------
EFFECT OF FOREIGN CURRENCY EXCHANGE RATES ....................................       (1,273,774)       (1,457,827)          754,646
                                                                                   ------------      ------------      ------------
          Increase (decrease) in cash and cash equivalents ...................        2,553,204          (678,394)       (1,936,584)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .............................        2,345,634         3,024,028         4,960,612
                                                                                   ------------      ------------      ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...................................     $  4,898,838      $  2,345,634      $  3,024,028
                                                                                   ============      ============      ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  NATURE OF BUSINESS

      The principal business of Play-By-Play Toys & Novelties, Inc. ("PBP" and together with all majority owned subsidiaries, the "Company") is to design, develop, market and distribute a broad line of stuffed and electronic plush toys and to market and distribute a wide variety of novelty items. The Company sells these products to customers in the amusement and retail markets. The Company's toy operations accounted for 98.1% of net sales for fiscal 2000.

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

FOREIGN CURRENCY TRANSLATION
      All balance sheet accounts of foreign subsidiaries are translated from foreign currencies into U.S. dollars at the year-end rates of exchange, while income and expense accounts are translated at average currency exchange rates in effect during the period. The resulting translation adjustment is recorded as a separate component of shareholders' equity. Gains and losses from foreign currency transactions (transactions denominated in a currency other than the entity's functional currency) are included in other income. The foreign currency transaction gain for fiscal 2000 was $21,494, the loss for fiscal 1999 was $25,165, and the loss for fiscal 1998 was $117,000. Transaction gains and losses result primarily from sales in Europe and purchases of products by the Company's foreign subsidiaries from suppliers in the Far East.

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

      Until the recent fiscal year, the Company has historically made no attempt to manage, by means of hedging or derivatives, the risk of potential currency fluctuations.

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CASH EQUIVALENTS
      For purposes of the statements of cash flows, the Company considers all time deposits with original maturities of three months or less to be cash equivalents.

BUSINESS AND CREDIT RISK
      Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade receivables. The Company's cash and cash equivalents consist of highly liquid cash deposits in major financial institutions. From time to time, the Company may have on deposit in certain bank accounts including foreign banks, amounts in excess of insured limits. The Company's trade receivables result primarily from its retail and amusement operations and in general, reflect a broad customer base. As of July 31, 2000, the outstanding trade receivables were $35.1 million, of which $19.0 million were from customers in the United States and Canada, $3.6 million were from customers in Latin American countries, and $12.5 million were from European customers. During fiscal 1999 and prior years, due to the difficult economic environment in Latin America, the Company provided more aggressive terms to Latin American customers. During 1999, the Company changed its credit terms to customers in Latin America, whereby the Company generally requires letters of credit or reduced customer credit limits. The Company generally requires no collateral from its customers; however, it routinely assesses the financial strength of its customers and in some instances requires customers to issue a letter of credit for the amount of purchases in favor of the Company. No customer accounted for more than 10% of the Company's net sales in fiscal 2000, 1999 and 1998.

      The majority of the Company's manufacturing is arranged directly by the Company with third party manufacturers, a substantial portion of which are located in the People's Republic of China ("China"). The Company does not have long-term contracts with any of the manufacturers. Although the Company has begun to arrange alternate sources of manufacturing outside of China, the Company has made no definitive plans for securing alternate sources in the event its present arrangements with Chinese manufacturers proves impossible to maintain, and there can be no assurance that there would be sufficient alternate manufacturing facilities to meet the increased demand for production which would likely result from a disruption of manufacturing sources in China. Two manufacturers in China accounted for 13.3% and 12.9%, or a total of 26.2%, of the Company's purchases during fiscal 2000. The manufacturer which accounted for 12.9% in fiscal 2000, accounted for 12.4% and 8.8% in fiscal 1999 and 1998, respectively. No other manufacturer accounted for more than 10% of the Company's purchases of toy products during fiscal 2000, 1999 or 1998.

INVENTORIES
      Inventories are stated at the lower of cost or market. Cost of the Company's primary U.S. inventory is determined using the last-in, first-out
(LIFO) method. Cost of the remaining U.S. inventory is determined using average cost and inventory held by the Company's foreign subsidiaries are determined by the first-in, first-out (FIFO) method. The cost of the Company's inventory-in-transit is determined based on the specific identification method.

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

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Property and equipment is depreciated and amortized as follows:

                                                           TERM
                                              ------------------------------
Building                                                 20 years
Equipment                                                10 years
Vehicles                                                 3 years
Computer equipment                                       3 years
Software                                                 7 years
Leasehold improvements                        Life of the lease (5-20 years)

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

REVENUE RECOGNITION
      The Company recognizes revenue when each of the following four criteria are met: 1) a contract or sales arrangement exists; 2) products have been shipped or services have been rendered; 3) the price of the products or services is fixed or determinable; and 4) collectibility is reasonably assured.

ADVERTISING
      The costs of producing media advertising, including airtime, is expensed when incurred. Committed media communication costs are expensed as a cost of sale of the related product. Costs incurred in the production of catalogs are deferred and charged to operations in the period in which the related catalogs are mailed.

401(K) PLAN
      On April 1, 2000, the Company sponsored a 401(k) plan to provide its domestic employees with additional income upon retirement. The Company generally matches a portion of employees' voluntary before-tax contributions. Employees are fully vested in their own contributions and generally vest in the

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Company's matching contributions upon 5 years of contributing to the plan. Total 401(k) expense recognized by the Company in fiscal 2000 was $44,000.

RECLASSIFICATION
      Certain amounts in the prior period financial statements have been reclassified to conform to the current year presentation.

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

EARNINGS PER SHARE
      The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", effective for the year ending July 31, 1998. SFAS No. 128 simplifies the standards for computing EPS previously found in Accounting Principles Board Opinion No. 15, "Earnings Per Share", and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS, which excludes dilution. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. Basic earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share differs from basic earnings per share due to the assumed conversions of dilutive options, warrants and convertible debt outstanding during the period.

The calculations of basic and diluted EPS for the fiscal years ended July 31, 2000, 1999, and 1998 are as follows:

                                                                                          FISCAL YEARS ENDED JULY 31,
                                                                          ----------------------------------------------------------
                                                                               2000                  1999                 1998
                                                                          ---------------       ---------------      ---------------
Income (loss) from operations available
  to common stockholders - basic ...................................      $    (5,533,699)      $   (30,230,347)     $     8,444,775
Plus: interest on convertible debt .................................                 --                    --                780,000
                                                                          ---------------       ---------------      ---------------
Income (loss) from operations available to
  common stockholders plus income from
  assumed conversions - diluted ....................................      $    (5,533,699)      $   (30,230,347)     $     9,224,775
                                                                          ===============       ===============      ===============
Weighted average shares outstanding - basic ........................            7,395,000             7,338,297            6,473,724
Plus:  assumed exercise of options and warrants ....................                 --                    --                348,642
Plus:  assumed conversion of convertible debt ......................                 --                    --                937,500
                                                                          ---------------       ---------------      ---------------
Weighted average shares outstanding - diluted ......................            7,395,000             7,338,297            7,759,866
                                                                          ===============       ===============      ===============

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      During the fiscal years ended July 31, 2000, 1999 and 1998, the Company had 946,800, 1,732,300, and 1,702,558, respectively, of common stock options and warrants outstanding which were not included in the diluted earnings per share calculation because the options and warrants would have been anti-dilutive. Additionally, the common stock issuable upon the assumed conversion by the Convertible Debentures holders at July 31, 2000 and 1999 was not included in the diluted earnings per share calculation as it would have been anti-dilutive.

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

      In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." In SAB No. 101, the SEC staff expresses its views regarding the appropriate recognition of revenue with regard to a variety of circumstances, some of which are of particular relevance to the Company. The Company will be required to adopt SAB No. 101 for the quarter beginning May 1, 2001. The Company is currently evaluating SAB No. 101, however, the Company believes that it will not have a material impact on the financial statements.

4.  DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

      In fiscal 1999, the Company adopted SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information", which establishes reporting standards for the way public companies report information about operating business segments in annual and interim reports. While the Company is organized and managed internally by sales and operating divisions, revenues are segmented by retail and amusement customers.

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION
(CONTINUED)

Information about revenue segments is presented below.

                                REVENUE SEGMENTS
                                   (in 000's)

                                 AMUSEMENT     RETAIL       OTHER        TOTAL
                                 --------     --------     --------     --------
FISCAL YEAR 2000
Net operating revenue ......     $113,823     $ 36,437     $  2,829     $153,089
Cost of sales ..............       76,292       27,408        1,600      105,300
                                 --------     --------     --------     --------
Gross profit ...............       37,531        9,029        1,229       47,789

FISCAL YEAR 1999
Net operating revenue ......     $114,906     $ 38,880     $  2,729     $156,515
Cost of sales ..............       98,655       29,594        1,333      129,582
                                 --------     --------     --------     --------
Gross profit ...............       16,251        9,286        1,396       26,933

FISCAL YEAR 1998
Net operating revenue ......     $123,234     $ 51,914     $  2,838     $177,986
Cost of sales ..............       76,011       39,302        1,442      116,755
                                 --------     --------     --------     --------
Gross profit ...............       47,223       12,612        1,396       61,231

The following are sales by geographic areas for the years ended July 31:

                                    2000         1999         1998
                                 --------     --------     --------
Domestic ...................     $ 98,248     $112,719     $131,886
International ..............       42,547       34,940       31,684
Latin America ..............       12,294        8,856       14,416
                                 --------     --------     --------
                                 $153,089     $156,515     $177,986

Identifiable Assets:

                                    2000            1999
                                ------------    ------------
Domestic ...................    $ 93,748,057    $114,006,984
Foreign ....................      45,333,814      41,311,277
                                ------------    ------------
Consolidated ...............    $139,081,871    $155,318,261

5.    WRITE-OFF OF ACCOUNTS RECEIVABLE

      During the third quarter of fiscal 1999, the Company wrote-off $2.2 million of trade accounts receivable from its former distributor in Mexico as a result of the commencement of insolvency proceedings by this entity. The write-off was included in selling, general and administrative expenses.

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

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.    WRITE-OFF OF ACCOUNTS RECEIVABLE (CONTINUED)

      On October 6, 1999, the Company purchased substantially all of the assets, principally inventory, and assumed certain liabilities, with a net value of $1.9 million, of South Florida Toys & Novelties, Inc. ("SFT"), the Company's distributor based in Miami, Florida in exchange for the cancellation of amounts due to the Company from SFT totaling $2.8 million. A provision for the loss based on the difference between the net assets acquired and the balance due to the Company of approximately $1.0 million, plus a previously established allowance for doubtful accounts of approximately $300,000, was recorded at July 31, 1999 and was included in selling, general and administrative expenses.

6.    INVENTORIES

      Inventories consist of the following:

                                                JULY 31,
                                        ---------------------------
                                            2000           1999
                                        -------------  ------------
         Purchased for resale              55,686,257    68,592,189
         Operating supplies                   536,818       524,710
                                        -------------  ------------
              Total                     $  56,223,075  $ 69,116,899
                                        =============  ============

      Replacement cost of inventories approximates LIFO cost at each of the balance sheet dates. At July 31, 2000 and 1999 inventories in the amount of $30.1 million and $39.9 million, respectively, were valued using the average cost and FIFO methods, and in the amount of $3.6 million and $3.0 million, respectively, were valued using the specific identification method. The excess current cost over the LIFO value of inventories was $215,819 at July 31, 2000 and 1999. As of July 31, 2000 and 1999 there was an inventory valuation allowance of $2.9 million and $4.9 million, respectively.

      In the fourth quarter of fiscal 1999, the Company recorded a provision of $4.5 million to write-down the carrying value of certain slow or non-moving inventory items to their estimated net realizable values.

7.    FORWARD CONTRACTS

      During fiscal year 2000, the Company's European subsidiary entered into certain foreign exchange hedging contracts relative to certain payments arising out of its foreign operations and denominated in a currency other than its functional currency. The Company does not enter into these contracts for speculative purposes. At July 31, 2000, the Company had one option exchange contract outstanding, which will settle in November 2000. The notional value of the contract at issuance was approximately $1.5 million. At July 31, 2000, there were no unrealized gains or losses. The Company realized hedging gains of approximately $3,000 from the settlement of a contract in fiscal 2000.

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.    PROPERTY AND EQUIPMENT

    Property and equipment consists of the following:

                                                             JULY 31,
                                                   ----------------------------
                                                       2000            1999
                                                   ------------    ------------
Buildings ......................................   $  3,783,755    $  3,740,275
Land ...........................................      1,240,729       1,240,729
Equipment ......................................     14,840,633      14,783,215
Vehicles .......................................        615,979         744,278
Computer equipment .............................      3,927,611       3,555,294
Software .......................................      8,376,566       6,603,820
Leasehold improvements .........................      2,227,129       2,825,698
                                                   ------------    ------------
                                                     35,012,402      33,493,309
Accumulated depreciation and amortization ......     (9,739,903)     (7,634,164)
                                                   ------------    ------------
                                                   $ 25,272,499    $ 25,859,145
                                                   ============    ============

     Included in property and equipment in the accompanying consolidated balance sheets are the following assets held under capital leases:


                                                             JULY 31,
                                                   ----------------------------
                                                       2000            1999
                                                   ------------    ------------
Equipment ......................................   $  2,789,952    $  2,796,587
Computer equipment .............................      2,501,348       2,501,348
Computer software ..............................        128,215         128,215
Vehicles .......................................        195,027         343,337
Accumulated depreciation .......................     (1,390,019)     (1,368,316)
                                                   ------------    ------------
                                                   $  4,224,523    $  4,401,171
                                                   ============    ============

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.    NOTES PAYABLE AND LONG-TERM DEBT

                                                                          JULY 31,
                                                                ----------------------------
                                                                    2000            1999
                                                                ------------    ------------
NOTES PAYABLE:
  Revolving lines of credit .................................   $ 29,556,028    $ 29,982,533
                                                                ============    ============
LONG-TERM DEBT:
  Convertible subordinated debentures .......................   $ 14,850,000    $ 15,000,000
  Term loans ................................................      2,134,376       2,410,000
  Notes payable to banks, financing companies, and other due in monthly installments with interest rates ranging from
     7.4% to 12.0% collaterized by equipment ................        349,955       1,385,405
                                                                ------------    ------------
                                                                $ 17,334,331    $ 18,795,405
                                                                ------------    ------------
  Less current maturities ...................................    (15,494,217)     (1,953,487)
                                                                ------------    ------------
                                                                $  1,840,114    $ 16,841,918
                                                                ============    ============

The aggregate amount of maturities on long-term borrowings as of July 31, 2000 were as follows:

                               Year ended July 31:
                                             2001                $15,494,217
                                             2002                    532,609
                                             2003                    413,436
                                             2004                    413,436
                                             2005                    245,530
                                             Beyond                  235,102
                                                                 -----------
                                                                 $17,334,330
                                                                 ===========


      The classifications and maturities of amounts outstanding at July 31, 1999 are based on the refinancing and restructuring completed on October, 25, 1999.

NEW CREDIT FACILITY
      On October 25, 1999, the Company entered into a new $60 million Credit Facility ("new Credit Facility") with a new lender that replaced the Company's $35 million credit facility. The new Credit Facility has an initial three-year term but may be extended an additional year. The new Credit Facility included a $57.6 million revolving line of credit commitment, subject to availability under a borrowing base calculated by reference to the level of eligible accounts receivable and inventory, and a $15 million sub-limit for the issuance of letters of credit. The new Credit Facility also includes two term loans in the original principal amount of $2.4 million. The term loan in the amount of $817,000 matures on October 1, 2004 and requires monthly principal payments of $13,167 plus accrued interest. The second term loan in the amount of $1.6 million, matures on October 1, 2006 and requires monthly principal payments of $20,836 for the first sixty months, and monthly principal payments of $14,286 for the remaining months thereafter until maturity, plus accrued interest.

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.    NOTES PAYABLE AND LONG-TERM DEBT (CONTINUED)

      Before it was amended, as discussed below, interest on borrowings outstanding under the revolving line of credit and the term loans was payable monthly at an annual rate equal to, at the Company's option, (i) the Lender's Prime Rate plus 1/4 percent or (ii) the Lender's Adjusted Euro Dollar rate plus 2 3/4%. The weighted average interest rate was 10.36% at July 31, 2000. The new Credit Facility is collateralized by a first lien on substantially all of the Company's domestic assets, and 65% of the issued and outstanding stock of its foreign subsidiaries. The new Credit Facility also calls for certain early termination fees in the event the it is terminated before maturity, except in the event of a refinancing by an affiliate of the lender or in connection with certain capital market events. The new Credit Facility contains certain restrictive covenants and conditions among which are a prohibition on the payment of dividends, limitations on further indebtedness, restrictions on dispositions and acquisitions of assets, limitations on advances to third parties and foreign subsidiaries and compliance with certain financial covenants, including a minimum adjusted net worth and a minimum domestic adjusted net worth. In addition, the new Credit Facility prohibits the Company's Chief Executive Officer from reducing his ownership in the Company below specified levels.

      On March 20, 2000, the Company's Credit Facility was amended to reduce the maximum credit commitment from $60 million to $35 million and the revolving line of credit commitment to $32.6 million and provided for a supplemental loan under the revolving line of credit in the principal amount of $500,000. The supplemental loan was repaid in weekly installments and matured in May 2000.

      On June 1, 2000, the Company's Credit Facility was amended to temporarily extend the seasonal advance rate percentage applicable to inventory and to waive the Company's non-compliance with a financial covenant at April 30, 2000 under the Credit Facility. Under the terms of the amendment, the inventory advance rate percentage decreases from 55% to 50% based on a series of scheduled weekly reductions in the advance rate percentage during the period from July to September 2000. In addition, the Credit Facility was further amended to increase the interest rate for borrowings outstanding under the Credit Facility from the prime rate plus .25 percent (.25%) to the prime rate plus one percent (1%) for prime rate loans and from two and three-quarters percent (2.75%) per annum in excess of the adjusted eurodollar rate to three and one-half percent (3.5%) per annum in excess of the adjusted eurodollar rate for eurodollar rate loans.

      On November 10, 2000 the Company's Credit Facility was amended to permanently increase the advance rate percentage applicable to inventory from 50% to 55%, and to waive the Company's non-compliance with certain financial covenants under the Credit Facility at July 31, 2000 and to modify these same financial covenants for future periods. In addition, the Credit Facility was further amended to increase the fees that would be payable in the event the Credit Facility is terminated prior to maturity, and also requires the Company to reduce the term loan balance by a specified percentage in the event the Company completes a sale of certain assets.

OLD CREDIT FACILITY
      In June 1996, the Company entered into a $65 million Credit Facility the ("Old Credit Facility") which included a $53 million revolving line of credit commitment, subject to availability under a borrowing base calculated by reference to the level of eligible accounts receivable and inventory, and a $15 million sublimit for the issuance of letters of credit. The Old Credit Facility also included a $12 million term loan, which required sixty equal monthly principal payments of $200,000 plus accrued interest beginning August 1, 1996, with the last payment due and payable on June 20, 2001. During fiscal 1999, the Old Credit Facility was amended reducing the total revolving line of credit commitment to an aggregate amount of $35 million. The Old Credit Facility's maturity was extended, through a series of short-term extensions, to October 29,

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.    NOTES PAYABLE AND LONG-TERM DEBT (CONTINUED)

1999. On October 25, 1999, the Company entered into a new Credit Facility with another lender that matures October 24, 2002.

      Interest on borrowings outstanding under the Old Credit Facility's revolving line of credit was payable monthly at an annual rate equal to, at the Company's option, (i) the Bank's Alternate Base Rate or (ii) the LIBOR rate plus 2.00%. The weighted average interest rate was 8.0% at July 31, 1999. For amounts outstanding under the term loan, interest was payable monthly in arrears at an annual rate equal to, at the Company's option, (i) the Bank's Alternate Base Rate plus 0.25% or (ii) the LIBOR rate plus 2.25%. The weighted average interest rate was 8.25% at July 31, 1999. The Old Credit Facility was collateralized by a first lien on substantially all of the Company's domestic assets, and 65% of the issued and outstanding stock of its foreign subsidiaries.

      On March 20, 2000, the Company obtained a loan in the principal amount of $2.5 million from the Chairman of the Board. The loan provided for interest at 8% per annum and was secured by a first lien on the Company's 1999 Federal income tax refund of approximately $2.8 million. The tax refund was received and the loan from the Chairman plus accrued interest was repaid shortly thereafter.

      The Company's Latin American subsidiary, Caribe, had a credit facility with a lender that provided for an aggregate commitment of $5.0 million for the issuance of letters of credit and a $1.5 million sublimit for cash advances. This credit facility was replaced at expiration on June 30, 2000 by a new line of credit facility with the same lender. The new credit facility provides a commitment of $1.5 million for the issuance and refinancing of letters of credit and expires on February 1, 2001.

      Play By Play Europe previously had credit facilities with three separate banks in Europe that recently merged into a single entity resulting in a greater concentration of Company's credit arrangements within the surviving bank ("Bank"). To reduce this increased concentration of the Bank's credit risk, the Bank has advised the Company that it is progressively reducing its credit commitment to the Company from 1.1 billion pesetas (approximately $6.0 million) at March 31, 2000, to 575 million pesetas (approximately $3.2 million) by November 30, 2000, concurrent with the maturity date of the credit arrangements with this Bank. The Company is in negotiations with the Bank to renew and extend these credit arrangements. In addition, the Company is in discussions with additional lenders to replace the portion of the Company's credit requirements that the Bank is reducing or that will be maturing. The credit arrangements with the Bank consist principally of letter of credit, discounting and revolving loan facilities. The Company believes it will be able to renew its existing credit arrangements by the maturity date, however, there can be no assurance that the Company will be able to renew the existing facilities or obtain financing from alternate lenders or if such financing is obtained, that the terms will be as favorable to the Company as those contained in the current credit arrangements. The Company's failure to renew or extend the credit facilities would have a material adverse impact on the European subsidiary's liquidity and working capital.

CONVERTIBLE DEBT
      The Company had entered into a Convertible Loan Agreement ("Convertible Loan Agreement") dated July 3, 1997, pursuant to which the Company issued $15 million of convertible subordinated notes. In March 1999, the Company defaulted under certain financial covenants of the Convertible Loan Agreement, and in July 1999 the Company defaulted in the payment of interest due on the convertible subordinated notes as required by the senior lenders. On October 22, 1999, the Company and the holders of the convertible subordinated notes entered into a First Amendment to the Convertible Loan Agreement (the "First Amendment") which waived existing defaults under the Convertible Loan Agreement, provided consent to

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.    NOTES PAYABLE AND LONG-TERM DEBT (CONTINUED)

the new Credit Facility, and modified the financial covenants in the Convertible Loan Agreement to conform to the financial covenants in the new Credit Facility. In addition, the First Amendment increased the interest rate from 8.5% to 10.5% per annum, changed the Convertible Debentures' final maturity date from June 30, 2004 to December 31, 2000, and adjusted the conversion price from $16 per share to $6 per share of common stock. Monthly principal payments on the Company's outstanding $15 million of Convertible Debentures commenced on June 30, 2000, at a rate of 1% of the outstanding principal balance, and the remaining unpaid balance is due at maturity on December 31, 2000. In connection with the First Amendment, the Company granted the holders of the convertible subordinated debentures a first lien on its 51% interest in its Los Angeles warehouse and a second lien on substantially all its other assets. The First Amendment also includes limitations on the issuance of stock options to employees, and entitles the holders to two advisory board positions. The First Amendment also provides for permanent board seats proportionate to their ownership interests on an as converted basis, as well as limitations on the total number of board seats, which would result in a change in control of the board if the debentures have not been paid in full by final maturity. The First Amendment also provides for a possible reset of the conversion price based on the average closing price of the Company's stock for the month of December 2000 if the outstanding debentures have not been converted or paid in full by final maturity. Conversion at current stock prices would result in substantial dilution and would give the debenture holders majority ownership of the Company's stock.

      The Company currently expects that, by itself, cash flows from operations will be insufficient to enable the Company to retire the unsatisfied obligations under the Convertible Debentures due at maturity. Accordingly, unless the debentures are converted into the Company's common stock before the scheduled maturity, the Company will need to refinance in order to satisfy its repayment obligations thereunder. Pursuant to the terms of the Debentures, the holders of the Debentures have the right to commence legal proceedings against the Company (but not against the collateral pledged to the senior lender) in the event the Company fails to make any regularly scheduled payment due under the Debentures or upon any other default and commencing 180 days after the date of the receipt by the senior lender of written notice from all of the Debenture holders of the declaration of the default and the written demand for immediate payment of all the debt outstanding under the Debentures. The Company defaulted in the payment of principal and interest due under the Debentures beginning in October 2000. The Company has retained the services of an investment banking firm to assist management with its Convertible Debenture refinancing efforts. The Company is also in negotiations with the holders of its existing Convertible Debentures relative to modifying or restructuring the terms of the debentures, including a long-term extension of the maturity date.

SETTLEMENT OF LITIGATION & RESTRUCTURING OF ACE NOTE

      On October 25, 1999, the Company entered into a Settlement Agreement that provides for the dismissal of the outstanding action instituted against the Company by the sellers and stockholders of Expo Management Co., formerly Ace Novelty Co., Inc., ("Stockholders") and the related counter suit by the Company. Under the terms of the Settlement Agreement, both parties agreed to the mutual release of certain matters and claims arising from or related to the Company's acquisition of Ace Novelty Co., the issuance by the Company of a promissory note in the amount of $637,000 to the Stockholders in final payment of amounts due in connection with the Company's acquisition of Ace Novelty Co., payment of $50,000 upon execution and the assumption by the Company's Chairman in the amount of approximately $1.7 million to purchase the Stockholders' remaining 49% interest in the Company's distribution center located in Los Angeles, California. The promissory note payable to the Stockholders bears interest at the rate of 8% per annum; calls for monthly principal payments of $60,000 plus accrued interest beginning November 1999 and is subject to a personal guaranty by the Chairman. The Company will continue to lease the 49% interest in the Company's Los Angeles distribution center from the Chairman pursuant to the terms of the existing lease agreement.

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  COMMITMENTS AND CONTINGENCIES

CAPITAL LEASES
      The Company leases equipment under capital lease agreements that expire at various dates through 2005. The lease agreements generally provide purchase options and require the Company to pay property taxes, utilities and insurance.

      Future minimum lease payments under capital leases at July 31, 2000 are as follows:

         Year ended July 31:
                  2001                                  $ 1,196,188
                  2002                                      698,433
                  2003                                      128,366
                  2004                                       22,400
                  2005                                       22,081
                                                        -----------
         Total minimum lease payments                     2,067,468
         Less amounts representing interest                (159,326)
                                                        -----------
                                                          1,908,142
         Less current portion                             1,173,571
                                                        -----------
         Long-term obligations under capital leases         734,571
                                                        ===========

OPERATING LEASES
      The Company leases operating facilities, consisting primarily of warehouse, distribution and office space as well as vehicles and equipment, under operating leases expiring at various dates through 2020. The lease agreements generally provide renewal options and require the Company to pay property taxes, utilities and insurance. Rent expense under operating leases was $3.5 million, $4.2 million and $2.1 million for the years ended July 31, 2000, 1999 and 1998, respectively.

      Minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at July 31, 2000 are as follows:

                  Year ended July 31:
                           2001                         $  2,722,569
                           2002                            2,647,109
                           2003                            2,586,579
                           2004                            2,045,330
                           2005                            2,085,547
                  Thereafter                              11,789,754
                                                        ------------
                          Total minimum lease payments  $ 23,876,889
                                                        ============

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

ROYALTIES
      The Company develops and markets a broad range of products under various license agreements for entertainment characters and corporate trademarks for which the Company pays associated royalties based on sales of the related products. Approximately 69.3%, 70.1% and 64.3% of the Company's net sales in fiscal 2000, 1999 and 1998, respectively, were derived from sales of licensed products. The Company's products based on licensed Looney Tunes' characters accounted for 31.3%, 46.8% and 50.6% of net sales in fiscal 2000, 1999 and 1998, respectively. No other license accounted for more than 10% of the Company's net sales. Some licenses are renewable at the option of the Company upon payment of certain minimum guaranteed payments or the attainment of certain sales levels during the initial term of the license. However, there can be no assurance that the Company will be able to renew its most successful licenses, or obtain new licenses. Substantially all of the license agreements are for periods of one to three years and include guaranteed minimum royalty payments and advertising commitments over the life of the agreements. Royalty expense is recorded based on sales for the period multiplied by the contractual royalty rate specified in the related licenses and included in cost of sales.

      Two of the Company's significant entertainment character licenses with the same licensor expired on March 31, 2000 and were renewed effective July 2000 and January 2001. The agreement covering entertainment character licensing rights for the amusement market was replaced by a new multi-year agreement effective July 2000 under substantially similar terms as the expired agreement. The existing license agreement covering entertainment character licensing rights for the retail market continues on a month-to-month basis through December 31, 2000, and will be replaced by a new agreement effective January 2001 with significantly modified terms including limitations on products that can be sold and the licensing period.

      On November 10, 2000, the Company entered into amendments with this licensor relative to three other significant entertainment character licensing agreements originally scheduled to expire on December 31, 2000. The amendments provide for extensions of the license terms for up to two additional years and specifically provide for the payment of the remaining balance of the guaranteed minimum royalties due to the licensor over the extended two-year period. The aforementioned extensions are conditioned upon the Company's ability to obtain extensions of the existing surety bonds that secure payment of the guaranteed minimum royalties over the amended licensing agreement periods by November 22, 2000. The Company is in discussions with the issuer of the existing surety bonds relative to extending the surety bonds over the recently extending licensing periods. There can be no assurance that the surety bonds will be extended. The Company's failure to obtain extensions of the surety bonds could negatively impact the amendments to the license agreements, which could result in the loss of licensing rights, as well as the immediate demand for payment by the licensor of approximately $14 million of guaranteed minimum royalties. This in turn would exceed available cash and would have an immediate and material adverse impact on the Company. In Fiscal 1999, the Company had estimated that projected future revenues over the remaining terms of these three license agreements would be insufficient to allow the Company to earn-out the guaranteed minimum royalties advanced or required to be paid to the licensor prior to their expiration on December 31, 2000. Accordingly, the Company recorded a provision totaling $14.9 million in the fourth quarter of fiscal 1999 for the estimated guaranteed minimum royalty shortfalls associated with these licenses.

      In addition, two of the three above indicated licenses also require the Company to incur certain types and amounts of advertising and promotional expenditures relative to the licensed properties. Given the level of advertising and promotional expenditures incurred to date by the Company, the risk exists that the Company will not meet the advertising commitments specified in the license agreements. Accordingly, the Company's failure to meet these commitments could impact its ability

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.   COMMITMENTS AND CONTINGENCIES (CONTINUED)

to obtain renewals on favorable terms, if at all, or secure additional licenses from the licensor. The Company is seeking concessions relative to these advertising commitments from the licensor, however, there can be no assurance that the Company will be able to secure the extensions or concessions it is seeking from the licensor.

      Future unpaid or unaccrued guaranteed minimum royalty obligations, in the aggregate amount of $8.1 million, are due in various amounts through fiscal 2002.

 LETTERS OF CREDIT
      The Company had commitments in the normal course of business, including outstanding irrevocable letters of credit and bankers' acceptances to certain banks approximating $7.8 million world-wide at July 31, 2000, relating primarily to the purchase of merchandise from various third-party overseas manufacturers. Liabilities under letters of credit are recorded when the Company is notified that merchandise has been shipped.

LEGAL PROCEEDINGS
      The Company is from time to time subject to routine litigation incidental to its business. The Company's management believes that the results of pending legal proceedings will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

      In December 1997, a legal action was instituted against the Company by an individual alleging claims for unfair competition (misappropriation), breach of contract, breach of implied in fact contract, and quasi contract in connection with alleged infringement resulting from the sale of Tornado Taz(TM). The plaintiff seeks to recover the Company's profits on the sale of the toy in question which could be as much as two million dollars or more, or alternatively the plaintiff may seek to recover royalties as a measure of damages. The Company responded by denying the essential allegations of the complaint and by filing counterclaims and by filing a motion for summary judgement. The plaintiff filed motions for summary judgement for dismissal of the claims and counterclaims. On January 21, 1999, a judge in the United States District Court Southern District of New York granted both the defendant's and plaintiff's motions for summary judgement dismissing the claims and counterclaims. On February 19, 1999, the plaintiff filed a notice of appeal with respect to the court's granting the Company's motion for summary judgement. The Company filed a similar notice on February 25, 1999 regarding the granting of the plaintiff's motion for summary judgement. The Court of Appeals reversed the grant of summary judgement against the plaintiff and affirmed the grant of summary judgement against the Company, thus dismissing all of the Company's counterclaims against the plaintiff, thereby remanding the matter back to the United States District Court Southern District of New York for trial. To date, no trial date has been set by the United States District Court. In September 2000, the District Judge allowed the Company to file another motion for summary judgement with the court of which it is presently filing.

      In April 2000, the Company commenced arbitration before the American Arbitration Association against a software vendor seeking to recover certain amounts advanced by the Company to the vendor, to terminate the contract and cancel remaining amounts due to the software vendor under the contract, and to recover damages. The Company contends in the arbitration matter that the software and services provided to the Company are unsuitable for their intended use and that the capabilities of the software were misrepresented by the software vendor and cannot be used by the Company in its operations. The software vendor has filed a counter claim to the arbitration contending it completed the project in accordance with the

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.    COMMITMENTS AND CONTINGENCIES (CONTINUED)

terms of the contract and seeks to recover full payment of the contract price. To date, the Company has paid the software vendor approximately $878,000 and the software vendor is seeking to recover remaining amounts due under the contract totaling approximately $500,000. On October 5, 2000, the parties reached an agreement to dismiss all claims in the arbitration proceedings, which is being finalized.

      Both the infringement action and the arbitration matters are not expected to have a material adverse effect on the Company's results of operations, financial position or liquidity.

GOING CONCERN
      The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The operating losses incurred in the fiscal years ended July 31, 2000 and 1999, the current maturity of the Convertible Debentures and the guaranteed minimum royalty payments required to be paid in connection with certain expiring license agreements with a particular licensor raises concerns as to the Company's ability to produce profitable operations and positive cash flows.

      Due to the significant minimum cash requirements, the Company may be unable to meet all of its cash needs. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

      Management is addressing the minimum cash requirements to service its subordinated debt and is currently in negotiations with the holders of the Convertible Debentures relative to modifying or restructuring the terms of the debentures. In addition, the Company has retained the services of an investment banking firm to assist management with its Convertible Debenture refinancing efforts. Management believes it has addressed the cash requirements to satisfy the guaranteed minimum royalties by entering into agreements with the licensor that extend the terms of the license agreements, including the due dates of the minimum royalty payments. The Company's remaining liquidity requirements will be met principally through cash flows from continuing operations, borrowings on its revolving credit lines, and with the proceeds from sales of certain assets or business lines.

11.  ADVERTISING EXPENSES

Advertising expenses consist primarily of costs incurred in the design, development, printing and shipping of Company catalogs, television advertisement costs and advertisements in trade publications. In fiscal 1999, television advertising costs were incurred principally in conjunction with the promotion of Talkin Tunes and Tornado Taz(TM), and in fiscal 1998, the television advertising costs were incurred principally in conjunction with the promotion of Talkin' Tots(TM), Talkin' Tunes and Tornado Taz(TM). The Company's total television advertising expenses were $0.4 million, $1.9 million and $5.7 million during fiscal 2000, 1999 and 1998, respectively. The Company's total advertising expenses, including television advertisement costs, were $5.1 million, $5.8 million and $7.6 million during fiscal 2000, 1999 and 1998, respectively.

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  INCOME TAX

      Income tax provision (benefit) is as follows:

                                                          YEAR ENDED JULY 31,
                                             --------------------------------------------
                                                 2000            1999            1998
                                             ------------    ------------    ------------
Federal:
  Current provision (benefit) ............   $       --      $ (2,825,777)   $  2,914,676
  Deferred provision (benefit) ...........           --          (654,059)       (503,290)
                                             ------------    ------------    ------------
    Total Federal ........................           --        (3,479,836)      2,411,386
                                             ------------    ------------    ------------
State - current ..........................           --              --           441,827
                                             ------------    ------------    ------------
Foreign - current ........................       (393,426)        539,532       1,693,974
                                             ------------    ------------    ------------
        - deferred .......................        393,426            --              --
                                             ------------    ------------    ------------
  Net provision (benefit) for income taxes   $       --      $ (2,940,304)   $  4,547,187
                                             ============    ============    ============

     Reconciliations of the differences between income taxes computed at the Federal statutory tax rates and income tax provision are as follows:

                                                          YEAR ENDED JULY 31,
                                             --------------------------------------------
                                                 2000            1999            1998
                                             ------------    ------------    ------------
Income taxes (benefit) computed at
  U.S. Federal statutory rates ...........   $ (1,903,919)   $(11,276,262)   $  4,417,267
Foreign tax differentials ................        295,598         427,913         (23,834)
Change in valuation allowance ............      1,560,791       8,013,863            --
State tax provision ......................           --              --           291,606
Other - net ..............................         47,530        (105,818)       (137,852)
                                             ------------    ------------    ------------
  Total provision (benefit) ..............   $       --      $ (2,940,304)   $  4,547,187
                                             ============    ============    ============

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  INCOME TAX (CONTINUED)

The tax effects of the significant temporary differences that comprise the deferred tax assets and liabilities are as follows:

                                                               YEAR ENDED JULY 31,
                                                   --------------------------------------------
                                                       2000            1999            1998
                                                   ------------    ------------    ------------
Assets:
  Current:
    Accounts receivable ........................   $  2,506,875    $  3,640,719    $  1,515,765
    Capital loss carryover .....................        135,693         135,693         135,693
    Other - net ................................        535,432         867,642         483,848
  Non-current - net operating losses ...........     11,855,288       5,376,199            --
                                                   ------------    ------------    ------------
      Gross deferred tax assets ................     15,033,288      10,020,253       2,135,306
                                                   ------------    ------------    ------------

Liabilities:
  Current - inventory ..........................      1,743,598          36,590       1,774,885
  Non-current - basis of property and
    equipment and other ........................      3,579,344       1,834,107         878,787
                                                   ------------    ------------    ------------
    Gross deferred tax liabilities .............      5,322,942       1,870,697       2,653,672
                                                   ------------    ------------    ------------
    Net deferred tax assets (liabilities) before
     valuation allowance .......................      9,710,346       8,149,556        (518,366)
                                                   ------------    ------------    ------------
    Less valuation allowance ...................     (9,710,346)     (8,149,556)       (135,693)
                                                   ------------    ------------    ------------
      Net deferred tax assets (liabilities) ....   $       --      $       --      $   (654,059)
                                                   ============    ============    ============

      Uncertainties exist as to the future utilization of operating loss carryforwards under the criteria set forth under FASB Statement No. 109. Therefore, the Company has established a valuation allowance of $9,710,346, $8,149,556 and $135,693 for deferred tax assets at July 31, 2000, 1999 and 1998, respectively.

      As of July 31, 2000, the Company had net operating loss carryforwards of approximately $32.7 million that will begin to expire in 2019 and are available to offset future taxable income.

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

STOCK OPTIONS
      The Company has a Non-Qualified Stock Option Plan and a 1994 Incentive Plan (the "Plans"). The Company has reserved 1,300,000 shares of its common stock for issuance upon exercise of options granted or to be granted under these Plans. The vesting period for options generally ranges from six months to five years from the date of the grant. Under the Plans, and at the discretion of the Board of Directors, awards may be granted to officers and employees of the Company in the form of incentive stock options and restricted stock. Stock options may be exercised at a purchase price determined by the Board of Directors, provided that the exercise price per share shall be an amount not less than 100% of the fair market value on the date the option is granted or 110% of fair market value for beneficial owners of 10% or more of the Company's outstanding shares. The maximum term for Stock Options granted under the Plans is generally ten years; the maximum term is five years for incentive stock options granted to shareholders who own 10% or more of the Company's Common Stock.

      In January 1997, the Company granted options to purchase 200,000 shares of the Company's common stock at $8.00 per share, in connection with an officer's employment agreement. These options vest equally from February 1, 1997 through February 1, 2002. The Company recognized $140,000 of compensation expense in fiscal 2000, 1999 and 1998, and has a balance of $198,333, $338,333 and $478,333 in unearned compensation as of July 31, 2000, 1999 and 1998, respectively, related to these options.

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

      The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock Based Compensation". Accordingly, no compensation expense has been recognized for the stock plan resultant from SFAS No. 123.

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  SHAREHOLDERS' EQUITY (CONTINUED)

      A summary of the status of the Company's stock options as of July 31, 2000, 1999 and 1998 and the changes during the year ended on those dates is presented below:

                                                                         FISCAL YEARS ENDED JULY 31,
                                            ---------------------------------------------------------------------------------------
                                                       2000                           1999                          1998
                                            ---------------------------   ---------------------------   ---------------------------
                                                             WEIGHTED                     WEIGHTED                      WEIGHTED
                                            # SHARES OF      AVERAGE       # SHARES OF    AVERAGE       # SHARES OF     AVERAGE
                                             UNDERLYING      EXERCISE      UNDERLYING     EXERCISE       UNDERLYING     EXERCISE
                                               OPTIONS       PRICES         OPTIONS        PRICES          OPTIONS       PRICES
                                            ------------   ------------   ------------   ------------   ------------   ------------
Outstanding at beginning of year ........      1,514,100   $      15.31      1,833,000   $      15.32        959,800   $      10.71
Granted .................................        265,500   $       3.25         11,000   $       7.25      1,034,000   $      18.99
Exercised ...............................           --     $       --             --     $       --          111,900   $      11.82
Forfeited ...............................        239,600   $      17.98        114,600   $      17.23         24,140   $      13.47
Expired .................................        728,200   $      16.62        215,300   $      15.76         24,760   $      11.10
Outstanding at end of year ..............        811,800   $       9.31      1,514,100   $      15.31      1,833,000   $      15.32
Exercisable at end of year ..............        446,000   $      11.51        973,910   $      14.87        562,640   $      12.76

                                   2000               1999                1998
                                   ----               ----                ----
Weighted-average fair value of
  options granted at premium          -                  -                   -
Weighted-average fair value of
  options granted at-the-money    $3.07              $3.33                $7.26
Weighted-average fair value of
  granted at a discount               -                  -                   -
Weighted-average fair value of
  modifications to options            -                  -                   -

      The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for all grants in 2000, 1999 and 1998: dividend yield of 0.00%; risk-free interest rate of from 4.64% to 6.67%; an expected life of options ranging from 5 to 12 years; and a volatility of 166.5%, 45.6% and 30.4% in fiscal 2000, 1999 and 1998, respectively.

      During fiscal 1997, 159,000 previously granted options were modified to reduce the exercise price. At July 31, 2000, 10,000 of these options remain outstanding. The "Outstanding at the end of year" number of shares underlying options in the table above and the table below reflects the modified terms of these options. The fair value of each modification of previously granted stock options is estimated on the date of the modification using the Black-Scholes option-pricing model to determine the amount of value added to each option at the time of modification. The weighted-average assumptions are the same as for the options granted during fiscal 1998 and 1997.

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  SHAREHOLDERS' EQUITY (CONTINUED)

Options outstanding as of July 31, 2000 are summarized below:

                                                            OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                                             ---------------------------------------------------   ---------------------------------
                                                              WEIGHTED AVERAGE                                           WEIGHTED
   RANGE OF                                      NUMBER           REMAINING     WEIGHTED AVERAGE       NUMBER            AVERAGE
EXERCISE PRICES                               OUTSTANDING     CONTRACTUAL LIFE   EXERCISE PRICE      EXERCISABLE      EXERCISE PRICE
----------------                             ---------------   ---------------   ---------------   ---------------   ---------------
$ 1.00 to $ 7.24 .........................           271,500              4.43   $          3.34            25,700   $          3.93
$ 7.25 to $13.00 .........................           357,800              1.36   $          9.34           297,800   $          9.61
$13.01 to $15.95 .........................            32,500               .19   $         14.33            32,500   $         14.33
$15.96 to $19.63 .........................           150,000              2.37   $         18.95            90,000   $         18.95
                                             ---------------                                       ---------------
$ 7.25 to $19.63 .........................           811,800              2.53   $          9.31           446,000   $         11.51
                                             ===============                                       ===============

      According to the terms of the Convertible Debenture Agreement, as amended on October 22, 1999, the Company's ability to issue stock options to employees is limited to the amount of options held by employees in the aggregate as of the date of the amendment.

PRO FORMA NET INCOME AND NET INCOME PER COMMON SHARE
      Had the compensation cost for the Company's Plans been determined consistent with SFAS 123, the Company's net income (loss) and net income (loss) per common share for fiscal 2000 and 1999 would approximate the pro forma amounts below:

                                            AS REPORTED         PRO FORMA         AS REPORTED         PRO FORMA
                                              7/31/00            7/31/00            7/31/99            7/31/99
                                          ---------------    ---------------    ---------------    ---------------
SFAS 123 charge ........................  $          --      $       848,600    $          --      $     1,538,265
APB 25 charge ..........................  $       140,000    $          --      $       140,000    $          --
Net income (loss) ......................  $    (5,533,699)   $    (6,242,299)   $   (30,230,347)   $   (31,628,612)
Net income (loss) per common share .....  $         (0.75)   $         (0.84)   $         (4.12)   $         (4.31)

      The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards granted prior to the 1996 fiscal year.

WARRANTS
      The Company issued to the Sellers of Ace, a warrant to purchase up to 35,000 shares of the Company's common stock at a price per share of $14.90. The warrant is exercisable for a period of five years beginning June 20, 1997. The estimated value of the warrant of $245,350 was recorded as an increase in goodwill, with an offsetting increase in additional paid-in capital.

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

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  SHAREHOLDERS' EQUITY (CONTINUED)


PREFERRED STOCK
      Pursuant to the Company's Articles of Incorporation, the Board is authorized to issue up to 10,000,000 shares of Preferred Stock, in one or more series, and is authorized to fix the dividend rights, or rates, any conversion rights or rights of exchange or redemption, any voting right, any rights and terms or prices of redemption (including sinking fund provisions), the liquidation preferences and any other rights, preferences, privileges and restrictions of any series of Preferred Stock as well as the number of shares and series designation. The Company has never issued any Preferred Stock and there were no shares of Preferred Stock outstanding as of July 31, 2000 or 1999.

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

15.  TRANSACTIONS WITH RELATED PARTIES

      The Chairman of the Board leases seven land and building packages to third parties with whom the Company incurred costs of $501,880, $407,222 and $565,998 in the years ended July 31, 2000, 1999 and 1998, respectively, for revenue sharing arrangements in connection with the Company's vending operations.

      Since October 1999, the Company has leased the remaining 49% interest in its Los Angeles facility from the Chairman of the Board (see Footnote 9). In connection with this lease, the Company paid rents totaling $157,500 to the Chairman during fiscal year 2000.

      On March 20, 2000, the Company obtained a loan in the principal amount of $2.5 million from the Chairman of the Board. The loan provided for interest at 8% per annum and was secured by a first lien on the Company's 1999 Federal income tax refund of approximately $2.8 million. The tax refund was received and the loan from the Chairman plus a nominal amount of accrued interest was repaid shortly thereafter.

      A former director of the Company was affiliated with an insurance agency that provided certain property, casualty and liability insurance to the Company in fiscal year 1998. The Company paid premiums on policies issued by the affiliated insurance agency totaling $272,600 during fiscal year 1998. Such payments amounted to 50.8% in fiscal 1998 of all payments made by the Company to all insurance agents for such coverage.

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.  TRANSACTIONS WITH RELATED PARTIES (CONTINUED)

      One of the Company's directors is affiliated with a company from which it has secured two product licensing agreements, and also acts as a consultant to the Company in sales, licensing and product development matters. The product licensing agreements call for the payment of minimum guaranteed royalties, as well as royalties based on sales of the licensed items over the licensing periods. The Company made advance payments on the license agreements totaling $10,000 in fiscal 2000. The Company paid consulting fees to the consultant totaling $87,125 during fiscal year 2000.

      From April 1999 through August 2000, the Company leased a facility in Puerto Rico from an executive officer/director of the Company. In connection with this lease, the Company paid rents totaling $60,000 to the executive officer during fiscal year 2000.

16.  SUPPLEMENTAL CASH FLOW DISCLOSURES

      Supplemental cash flow information with respect to payments of interest and income taxes is as follows:
                                              YEAR ENDED JULY 31,
                                        ---------------------------------
                                           2000        1999       1998
                                        ----------  ---------- ----------
           Interest paid                $5,391,170  $4,377,084 $3,948,834
           Income taxes paid               381,439     602,570  2,565,861

      The Company incurred capital lease and other debt obligations of $0.4 million, $2.4 million and $1.6 million in the years ended July 31, 2000, 1999 and 1998, respectively.

      The Company recorded $700,000 as deferred compensation related to options to purchase up to 200,000 shares of common stock granted to an officer in January 1997. The Company recognized $140,000 of compensation expense in each of fiscal years 2000, 1999 and 1998, and had a balance of $198,333, $338,333 and $478,333 in unearned compensation as of July 31, 2000, 1999 and 1998, respectively, related to these options.

      In fiscal year 1998, in connection with the Warner Bros. Warrant (see Note
13), the Company recorded $522,000 as a prepaid royalty with an offsetting increase in additional paid-in capital. The prepaid royalty is being amortized to expense on a straight-line basis over the life of the related licenses, which expire December 31, 2000.

      In connection with the acquisition of Caribe, the Company issued 80,000 shares of the Company's common stock with a value of $500,000 on the date of acquisition and recorded a reduction of accounts receivable from Caribe of approximately $2.0 million.

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

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

      Summarized operating results of the Company by quarter for fiscal years 2000 and 1999 are presented as follows (in thousands, except per share data).

                                                         2000
                                        ---------------------------------------
                                         FIRST     SECOND     THIRD      FOURTH
                                        QUARTER   QUARTER    QUARTER    QUARTER
                                        -------   -------    -------    -------
Net sales ...........................   $48,035   $27,501    $31,645    $45,908
Gross profit (loss) .................    14,452     9,576      8,728     15,033
Operating income (loss) .............     2,820    (2,105)    (2,981)     2,938
Net income (loss) ...................     1,154    (3,091)    (4,448)       852

Net income (loss) per share - basic .      0.15     (0.42)     (0.60)      0.12
Net income (loss) per share - diluted      0.15     (0.42)     (0.60)      0.12



                                                         1999
                                        ---------------------------------------
                                         FIRST     SECOND     THIRD      FOURTH
                                        QUARTER   QUARTER    QUARTER    QUARTER
                                        -------   -------    -------    -------
Net sales ...........................   $55,727   $28,432    $35,683    $36,673
Gross profit ........................    16,774     9,019     10,725     (9,585)
Operating income ....................     3,410    (2,363)    (4,480)   (25,443)
Net income ..........................     1,426    (1,912)    (3,609)   (26,135)

Net income per share - basic ........      0.20     (0.26)     (0.49)     (3.53)
Net income per share - diluted ......      0.20     (0.26)     (0.49)     (3.53)

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

 EXHIBIT
 NUMBER                         DESCRIPTION OF EXHIBITS
 ------- -----------------------------------------------------------------------
   10.3 Promissory Note dated June 20, 1996, of Ace Novelty Acquisition Co., Inc. payable to the order of Ace Novelty Co., Inc. in the principal sum of $2,900,000 (filed as Exhibit 10.5 to Form 8-K, Date of Event: May 1,
         1996), incorporated herein by reference.

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

 EXHIBIT
 NUMBER                         DESCRIPTION OF EXHIBITS
 ------- -----------------------------------------------------------------------
  10.14 License Agreement dated January 1, 1998 by and between Warner Bros., a division of Time Warner Entertainment, L.P. and the Registrant (filed as Exhibit 10.14 to Form 10-Q for the quarter ended January 31, 1998, and incorporated herein by reference).

  10.15 Amendment dated January 14, 1998 to License Agreement dated September 10, 1997 by and between Warner Bros., a division of Time Warner Entertainment, L.P. and the Registrant (filed as Exhibit 10.15 to Form 10-Q for the quarter ended January 31, 1998, and incorporated herein by reference).

  10.16 First Amendment to Convertible Loan Agreement made as of October 22, 1999, by and among the Company, Renaissance Capital Group, Inc., and the Convertible Lenders party to the original Convertible Loan Agreement (filed as Exhibit 10.16 to Form 10-K for the fiscal year ended July 31, 1999), incorporated herein by reference.

  10.17 Loan and Security Agreement dated October 25, 1999 by and among Congress Financial Corporation (Southwest), the Company, Ace Novelty Co., Inc., Newco Novelty, Inc., and Friends, Food & Games, Inc. (filed as Exhibit 10.17 to Form 10-K for the fiscal year ended July 31, 1999), incorporated herein by reference.

  10.18 Amendment No. 1 to Loan and Security Agreement dated March 20, 2000 by and among Congress Financial Corporation (Southwest), the Company, Ace Novelty Co., Inc., Newco Novelty, Inc., and Friends, Food & Games, Inc. (filed as Exhibit 10.18 to Form 10-Q for the quarter ended April 30, 2000, and incorporated herein by reference).

  10.19 Amendment No. 2 to Loan and Security Agreement dated May 31, 2000 by and among Congress Financial Corporation (Southwest), the Company, Ace Novelty Co., Inc., Newco Novelty, Inc., and Friends, Food & Games, Inc. (filed as Exhibit 10.19 to Form 10-Q for the quarter ended April 30, 2000, and incorporated herein by reference).

  10.20 License Agreement dated July 26, 2000 by and between Warner Bros., a division of Time Warner Entertainment, L.P. and the Registrant.

  10.21 Employment agreement dated October 4, 1999, between the Company and Richard R. Neitz.

  23.1   Consent of PricewaterhouseCoopers LLP

  23.2   Consent of Ernst & Young LLP

  27     Financial Data Schedule

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                                                   BALANCE         ADDITIONS                             BALANCE
                                                                 AT BEGINNING   CHARGED TO COSTS                          AT END
                                                                  OF PERIOD       AND EXPENSES       DEDUCTIONS*        OF PERIOD
                                                               ---------------   ---------------   ---------------   ---------------
Allowance for doubtful accounts:
Year ended July 31, 1998 ...................................   $     3,213,653   $     2,173,736   $       125,336   $     5,262,053
Year ended July 31, 1999 ...................................         5,262,053         8,280,760         3,165,141        10,377,672
Year ended July 31, 2000 ...................................        10,377,672           828,470         3,556,343         7,649,799


--------------------------------------------------------------------------------------
*Net of recoveries of $4,175, $30,000, and $56,987 in fiscal 2000, 1999, and 1998, respectively.



Reserves for slow moving inventory:
Year ended July 31, 1998 ...................................   $     1,711,090    $      200,000   $     1,207,350   $       703,740
Year ended July 31, 1999 ...................................           703,740         4,483,128           292,622         4,894,246
Year ended July 31, 2000 ...................................         4,894,247           576,389         2,524,316         2,946,320