Form 10-K/A
period 2000-07-31
PLAY BY PLAY TOYS & NOVELTIES INC
filed 2000-11-21
CIK 945276

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                                (Amendment No. 1)

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

                                TABLE OF CONTENTS

                                                                            PAGE


         This Report on Form 10-K/A is being filed to report information previously omitted on the Company's Report on Form 10-K for the fiscal year ended July 31, 2000, pursuant to G(3) of the General Instructions to Form 10-K.

PART III ..................................................................    1

    ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY ..............    1

    ITEM 11. EXECUTIVE COMPENSATION .......................................    3

    ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
             AND MANAGEMENT ...............................................   10

    ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS .........   10

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

      Certain background information regarding the current directors is set forth below. The Company's Articles of Incorporation divide the Board into three classes of as equal size as possible, with the terms of each class expiring in consecutive years so that only one class is elected in any given year. Successors to directors whose terms have expired are required to be elected by shareholder vote. Vacancies in unexpired terms and any additional positions created by Board action are filled by action of the existing Board. The terms of Messrs. Torres, Diaz, and Guerra will expire at the 2000 meeting of shareholders, and the terms of Messrs. Byers, Neitz and Liao will expire at the 2001 annual meeting of shareholders. The terms of Messrs. Braun, Borroso and Peretz will expire at the 2002 annual meeting of shareholders of the Company. The executive officers of the Company are elected annually by the Board following the annual meeting of shareholders and serve at the discretion of the Board until their successors are elected and qualified.

      ARTURO G. TORRES, age 64, has been Chief Executive Officer and Chairman of the Board of the Company since April 1993. Mr. Torres is a nominee to the Board of Directors for the 2000 Annual Shareholders' Meeting. Prior thereto, Mr. Torres was the Founder, Chairman of the Board, Chief Executive Officer and President of Pizza Management, Inc. ("PMI") from its inception in 1972 to its eventual sale in 1992. PMI was the largest (approximately 240 restaurants) private Pizza Hut, Inc. franchisee in the world with operations in the United States, the Commonwealth of Puerto Rico, Spain and the United States Virgin Islands.

      RAYMOND G. BRAUN, age 44, has been President and Chief Operating Officer since February 1999. Prior thereto Mr. Braun served as the Chief Financial Officer, Treasurer and Director of the Company since January 1997. Prior to that, Mr. Braun served as the Company's engagement partner with the independent accounting and advisory firm of Coopers & Lybrand, L.L.P. Mr. Braun served in various roles at Coopers & Lybrand since 1980, having joined the firm immediately after graduation. Mr. Braun received a Bachelor of Business Administration degree in accounting from The University of Texas at Austin.

      JAMES L. DOW II, age 46, has been Senior Vice President, General Counsel and Secretary of the Company since August 2000. Prior thereto, from August 1998 through July 2000 Mr. Dow served as Senior Vice President of Administration, Legal Affairs and Assistant Secretary of Carreker Corporation. From July 1995 through July 1998, Mr. Dow served as Director, Executive Vice President of Operations, Legal Affairs and Chief Financial Officer of Intergo Communications, Inc. From March 1991 though June 1995, Mr. Dow served as Vice President, General Counsel and Secretary of Elcor Corporation. And from November 1984 to February 1991, Mr. Dow served as Deputy General Counsel and Assistant Secretary of Electronic Data Systems, Inc. Mr. Dow received a Bachelor of Science Degree in Political Science and Economics from the University of Arizona, Tucson, Arizona in 1977 and a Juris Doctorate Degree of Law from Pepperdine University, Malibu, California, in 1980.

      JOE M. GUERRA, age 38, has been Chief Financial Officer of the Company since February 1999 and was appointed as Secretary and Treasurer of the Company in October 1999. In September of 2000, Mr. Guerra was appointed Assistant Secretary after resigning his position as Secretary. From February 1998 to February 1999, Mr. Guerra served as the Company's Controller. From August 1996 to January 1998, Mr. Guerra was the Chief Financial Officer of a San Antonio based company that operated restaurants. From November 1994 to July 1996, Mr. Guerra served as the Chief Financial Officer of the Company. Mr. Guerra, whom is a Certified Public Accountant, received a Bachelor of Business Administration degree in accounting from St. Mary's University, San Antonio, Texas, in 1984.

      MARK L. HAUG, age 44, has been Senior Vice President of Merchandise & Hardgoods, Product Development and Creative Services for the Company since February 1999 and from June 1996 to February 1999 served as Vice President of Merchandise Hardlines and Product Development. From March 1990 through December 1994, Mr. Haug served as Import and Product Development Manager for Acme Premium Co. Acme merged with Ace Novelty Co. in December 1994 where Mr. Haug maintained the position of Merchandise and Product Development Manager. He held this position until the Company acquired Ace Novelty in June 1996. Mr. Haug served as Vice President of Merchandising for Toy King, a retail toy chain based in Orlando, Florida from October 1987 to March 1990. Prior to that Mr. Haug served as Department Manager, Assistant Store Operations Manager, Assistant Buyer, Hardlines Import Coordinator, and Boys' Toys/Sporting Goods Buyer for Venture Stores from 1974 to October 1987.

      MANUEL FERNANDEZ-BARROSO, age 66, has been President of Caribe Marketing & Sales Co., Inc. ("Caribe"), the Company's Latin American subsidiary, since March 1999. Mr. Barroso was appointed as Director of the Company by the Company's Board of Directors in March 1999. Prior thereto, Mr. Barroso was the Founder and President of Caribe from its inception to its acquisition by the Company in March 1999. Caribe is headquartered in San Juan, Puerto Rico and prior to its acquisition, was the Company's distributor in Puerto Rico for the preceding two years, and was a distributor for other manufacturers throughout Puerto Rico and Central American for more than 15 years.

      OTTIS W. BYERS, age 56, has been a Director of the Company since September 1995. Since May 1998, Mr. Byers has been the owner of Circle CB Transport, Inc. of Crockett, Texas. Since 1990, Mr. Byers has owned 4-B Ranch in Crockett, Texas. From 1978 through 1994, Mr. Byers owned Byers Enterprises, which operated three Mexican food restaurants in Texas. Mr. Byers received a Bachelor of Science degree in history from Sam Houston State University, Huntsville, Texas.

      GUARIONE M. DIAZ, age 60, was elected to the Company's Board of Directors in January 2000. Mr. Diaz is a nominee to the Board of Directors for the 2000 Annual Shareholders' Meeting. Mr. Diaz is currently President and Executive Director of the Cuban American National Council, Inc., a private nonprofit organization. Mr. Diaz has served on the Board of Directors of the National Council of La Raza and the National Hispanic Leadership Agenda. More recently, Mr. Diaz served on the Florida Commission on Education Reform and Accountability, the National Hispana Leadership Institute and the U.S. Census Advisory Committee on Race and Ethnic Populations. In 1994, Mr. Diaz was appointed as United States Ombudsman/Civilian Liaison at the U.S. Naval base in Guantanamo, Cuba. Mr. Diaz holds a Masters Degree from Columbia University and a B.A. from St. Francis College in New York City.

      HOWARD G. PERETZ, age 61, was appointed by the Board of Directors of the Company as Director of the Company in June of 2000 filling the vacant seat previously held by Mr. Tomas Duran who resigned in February of 2000. Mr. Peretz also serves as a consultant to the Company since October 1999. From January 1981 through September 2000, Mr. Peretz provided independent consulting services for client companies engaged in the toy marketplace in the primary areas of strategic planning, marketing, advertising, and product development.

      HERIBERTO "BERTO" GUERRA, JR., age 50, has been a Director of the Company since its inception in May 1992. Mr. Guerra is the Executive Vice President, External Affairs for Southwestern Bell Telephone, and has been employed by that company or an affiliate since 1978. Mr. Guerra is a nominee to the Board of Directors for the 2000 Annual Shareholders' Meeting. Mr. Guerra served on President Bush's Hispanic Alliance on Free Trade from 1989 through 1992 and has served on the College of Education Foundation Advisory Council of The University of Texas from 1988 to the present. Mr. Guerra is the Chairman of San Antonio Hispanic Chamber of Commerce. In April 1995, Mr. Guerra was elected to the Board of Trustees of The University of Texas-Pan American Foundation. Mr. Guerra received a Bachelor of Science degree in interdisciplinary management from Southwest Texas State University in 1984.

      STEVE K.C. LIAO, age 54, has been a Director of the Company since October 1995. Since 1989, Mr. Liao has been a real estate investor and property manager of multi-family properties in Houston, Texas.

      RICHARD R. NEITZ, age 51, has been President of the Company's Retail Division since October 1999 and was appointed as Director of the Company in October 1999 by the Company's Board of Directors. From 1992 to September 1999, Mr. Neitz was President, Chief Operating Officer and Director of DSI Toys Inc., formerly Diversified Specialists, Inc. Prior to that, Mr. Neitz was Senior Vice President, Marketing and Product Development of Diversified Specialists. Mr. Neitz is a member of the Board of Directors of the Toy Manufacturers of America ("TMA") and serves as the Chairman of its Membership Committee.

      There are no family relationships among any of the executive officers or directors of the Company.

             SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires directors and officers of the Company, and persons who beneficially own more than 10 percent of the Common Stock, to file with the SEC initial reports of ownership and reports of changes in ownership of the Common Stock. Directors, officers and more than 10 percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, during fiscal 2000 all Section 16(a) filing requirements applicable to the Company's officers, directors and 10% shareholders were complied with, except for one late filing each as to Arturo G. Torres concerning three transactions, Guarione M. Diaz concerning one transaction, Manuel F. Barroso concerning one transaction, Richard R. Neitz concerning one transaction, Saul Gamoran (former Executive Vice President, Secretary and General Counsel) concerning one transaction, Howard G. Peretz concerning one transaction and James Weisfield (former Senior Vice President and General Counsel) concerning one transaction.

ITEM 11.    EXECUTIVE COMPENSATION

     The following table sets forth certain information with respect to annual and long-term compensation paid or awarded to the Company's current chief executive officer and of the other four most highly-paid executive officers of the Company whose annual compensation exceeded $100,000 (together, the "Named Executive Officers") for or with respect to the fiscal years ended December 31, 2000, 1999, and 1998.


                           SUMMARY COMPENSATION TABLE

                                                     ANNUAL COMPENSATION                      LONG-TERM COMPENSATION
                                       ------------------------------------------------   --------------------------------
                                                       # SHARES
                                        OTHER        RESTRICTED           UNDERLYING
         NAME AND                       FISCAL   -------------------        ANNUAL        STOCK    OPTIONS     ALL OTHER
       PRINCIPAL POSITION                YEAR     SALARY      BONUS    COMPENSATION (1)   AWARDS    (2)(3)    COMPENSATION
-------------------------------------   ------   --------   --------   ----------------   ------   --------   ------------
Arturo G. Torres, ...................     2000   $425,000       --                 --       --         --             --
   Chairman of the Board ............     1999   $425,000       --                 --       --         --             --
   and Chief Executive Officer ......     1998   $368,154   $200,000               --       --      200,000           --

Raymond G. Braun, ...................     2000   $225,000       --                 --       --         --             --
   President and ....................     1999   $225,000       --                 --       --         --             --
   Chief Operating Officer ..........     1998   $200,577       --                 --       --       70,000           --

Mark L. Haug, .......................     2000   $200,000      4,250               --       --         --             --
   Senior Vice President of .........     1999   $180,000     15,000               --       --         --             --
   Merchandise & Hardgoods, .........     1998   $168,000     20,000               --       --         --             --
   Product Development and
   Creative Services

Richard R. Neitz, ...................     2000   $182,692       --                 --       --      100,000           --
   President of .....................     1999   $   --         --                 --       --         --             --
   Retail Division (4) ..............     1998   $   --         --                 --       --         --             --

Manuel F. Barroso, ..................     2000   $160,000      3,500   $         36,252     --       10,000           --
   President of Caribe ..............     1999   $ 53,333       --     $         12,084     --         --             --
   Marketing & Sales Co., Inc. (5) ..     1998   $   --         --                 --       --         --             --

(1) Certain of the Company's executive officers receive personal benefits in addition to salary; however, the Company has concluded that the aggregate amounts of such personal benefits did not exceed the lesser of $50,000 or 10% of annual salary reported for any named executive officer, except for Mr. Barroso who received $10,800 and $3,600 in automobile allowance in fiscal 2000 and 1999, respectively, and $25,452 and $8,484 in premiums paid by the Company in 2000 and 1999, respectively, for an individual life insurance policy.
(2) The outstanding options were granted pursuant to the Company's Incentive Plan except for Mr. Neitz whom was granted 100,000 non-qualified stock options pursuant to his employment agreement.
(3) Options granted on August 29, 1997 were granted outside the Incentive Plan at an exercise price of $19.00 and options granted on December 11, 1997 were granted pursuant to the Company's Incentive Plan at an exercise price of $18.9375. These options were terminated via Board Resolution and signed termination agreements on January 26, 2000.
(4)   Mr. Neitz joined the Company on October 4, 1999.
(5) Mr. Barroso joined the Company on March 30, 1999 when the Company acquired Caribe Marketing & Sales Co., Inc.

EMPLOYMENT ARRANGEMENTS

      Other than employment agreements with Mr. Braun and Mr. Neitz, the Company does not have employment agreements with any of its United States employees. In November 1996, the Company entered into an employment agreement with Mr. Braun, which agreement expired on January 2, 2000. Currently, Mr. Braun and the Company are negotiating the terms for renewal of the employment agreement. The Company does have standard national employment contracts with all of its Spanish employees.

STOCK OPTION GRANTS

      The following table sets forth certain information concerning options granted to the named executive officers during the Company's fiscal year ended July 31, 2000:

                        OPTION GRANTS IN LAST FISCAL YEAR

                                NUMBER OF       % OF TOTAL
                                SECURITIES      OPTIONS/SARS       EXERCISE
                                UNDERLYING       GRANTED TO         OR BASE                    GRANT DATE
                                  OPTIONS       EMPLOYEES IN         PRICE      EXPIRATION    PRESENT VALUE
NAME                            GRANTED (#)    FISCAL 2000 (1)     ($/SHARE)      DATE          ($/SH) (2)
----------------------------    -----------    ---------------     ---------    ----------    -------------
Richard R. Neitz ...........        100,000              37.66%    $   3.875       10/4/04    $        1.67
Manuel Fernandez-Barroso ...         10,000               3.77%    $   3.375       1/26/05    $        3.19

(1) Based upon 265,500 options to purchase shares of Common Stock granted in fiscal 2000

(2) The per share value is based on the Black-Scholes Option pricing model. The calculation included the following assumptions: estimated volatility of 166.5% based on historical stock prices of comparable companies); risk-free interest rate ranging from 4.64% to 6.67% (based on returns available through U.S. Treasury bonds); no dividend yield; and an expected life of options ranging from 5 to 12 years. Option values are dependent on general market conditions and the performance of the Common Stock. There can be no assurance that the values in this table will be realized.

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

      The following table sets forth, with respect to the executive officers named in the Summary Compensation Table, information with respect to the aggregate amount of options exercised during fiscal 2000, any value realized thereon, the number of unexercised options at the end of fiscal year 2000 (exercisable and unexercisable) and the value with respect thereto.

                                                                   NUMBER OF SECURITIES            VALUE OF UNEXERCISED
                                                                  UNDERLYING UNEXERCISED           IN-THE-MONEY OPTIONS
                                 SHARES                        OPTIONS AT FISCAL YEAR END (#)   AT FISCAL YEAR END ($) (1)
                                ACQUIRED           VALUE       -----------------------------   -----------------------------
NAME                          ON EXERCISE (#)   REALIZED ($)   EXERCISABLE    UNEXCERCISABLE   EXERCISABLE    UNEXCERCISABLE
---------------------------   ---------------   ------------   ------------   --------------   ------------   --------------
Arturo G. Torres ..........              --             --           70,000             --             --               --
Raymond G. Braun ..........              --             --          140,000           60,000           --               --
Mark L. Haug ..............              --             --           21,000           10,000           --               --
Richard R. Neitz ..........              --             --             --            100,000           --               --
Manuel F. Barroso .........              --             --            2,000            8,000           --               --

(1) Total value of options based on fair market value of $1.50 per share as of July 31, 2000, the sale price of the Common Stock as reported by the Nasdaq National Market system on that date.

1994 INCENTIVE PLAN

      SCOPE. During fiscal 1995, the Board of Directors and shareholders of the Company approved the Incentive Plan. The Incentive Plan authorizes the Company to award incentive stock options and non-qualified stock options to purchase Common Stock and restricted stock to officers and other employees of the Company. On June 27, 1996, the Company registered with the Securities and Exchange Commission 700,000 shares authorized under the Incentive Plan. On August 29, 1997, the Board of Directors amended the Incentive Plan to increase the number of shares authorized to award incentive options and non-qualified stock options by 600,000 shares to 1,300,000. This amendment was approved at the December 1997 shareholders' meeting. On March 17, 1998, the Company registered with the Securities and Exchange Commission the additional 600,000 shares. The purpose of the Incentive Plan is to attract, retain and motivate officers and employees. If an award made under the Incentive Plan expires, is canceled or otherwise is terminated, those shares will be available for future awards under the Incentive Plan. The Incentive Plan will terminate on August 24, 2004.

      ADMINISTRATION. The Incentive Plan is administered by the Company's Compensation Committee (the "Committee"). Subject to the provisions of the Incentive Plan, the Committee will have authority to select those officers and other employees of the Company to receive awards, to determine the time or times of receipt, to determine the types of awards and the number of shares covered by the awards, and to establish the terms, conditions and provisions of such awards.

      STOCK OPTIONS. Both incentive stock options and non-qualified stock options (collectively referred to as "Stock Options") may be granted pursuant to the Incentive Plan. All Stock Options granted under the Incentive Plan will have an exercise price per share to be determined by the Committee, provided that the exercise price per share under each Stock Option shall not be less than the fair market value of a share of Common Stock at the time the Stock Option is granted (110% of such fair market value in the case of incentive stock options granted to a shareholder who owns 10% or more of the Company's Common Stock). The maximum term for all Stock Options granted under the Incentive Plan is ten years (five years in the case of an incentive stock option granted to a shareholder who owns 10% or more of the Company's Common Stock). Stock Options are exercisable at such time and in such installments as the Committee may provide at the time the Stock Option is granted. During fiscal 2000, the Committee granted incentive stock options to purchase 140,500 shares of Common Stock under the Incentive Plan to certain officers and employees of the Company. At July 31, 2000, 412,800 incentive stock options were outstanding. The options generally have a four-year vesting period and are exercisable at prices per share ranging from $1.6875 to $19.00. One-fifth of such options will become exercisable six months after the date of grant and on each of the first four anniversaries of the date of grant. In the event of a change in control of the Company, as defined in the Incentive Plan, awards under the Incentive Plan become exercisable within 60 days of the change in control. Options to purchase 229,000 shares of Common Stock were exercisable as of July 31, 2000.

      RESTRICTED STOCK. Restricted stock awards are grants of Common Stock made to officers and employees subject to conditions established by the Committee. The terms of a restricted stock award, including the restrictions placed on such shares and the time or times at which such restrictions will lapse, shall be determined by the Committee at the time the award is made. Unless the Committee determines otherwise, holders of restricted stock shall have the right to vote the shares of restricted stock and to receive all dividends thereon. The Committee may determine at the time of an award of restricted stock that dividends paid on such shares may be paid to the grantee or deferred. Deferred dividends (together with any interest accrued thereon) will be paid upon the lapsing of the restrictions on the shares of restricted stock or forfeited upon the forfeiture of the shares of restricted stock. The agreements evidencing awards of restricted stock shall set forth the terms and conditions of such awards and the effect of a grantee's termination of employment. No restricted stock shares have been issued pursuant to the Incentive Plan as of July 31, 2000.

      TERMINATION AND AMENDMENT. The Incentive Plan may be terminated or amended by the Board, provided that, in the absence of shareholder approval, no amendment of the Incentive Plan may materially increase the total number of shares of Common Stock with respect to which awards may be made under the Incentive Plan, change the exercise price of a Stock Option, materially modify the requirements as to eligibility for participation in the Incentive Plan or materially increase the benefits accruing to participants under the Incentive Plan. No amendment of the Incentive Plan may adversely alter or impair any Stock Option or share of restricted stock awarded under the Incentive Plan prior to such amendment without the consent of the holder thereof.

NON-PLAN OPTIONS

      In connection with the employment of Raymond Braun in January 1997, non-qualified stock options to purchase 200,000 shares of Common Stock were granted at a purchase price of $8.00 per share. These options vest on or after the first day of each calendar month, commencing February 1, 1997, through and including January 1,

2002. In connection with these option grants, the Company recognized $140,000 of compensation expense and has a balance of $198,333 of unearned compensation in fiscal 2000.

REGISTRATION OF SHARES

      On June 27, 1996, the Company registered 700,000 shares of Common Stock that are issuable pursuant to the Incentive Plan or as non-qualified stock options with the United States Securities and Exchange Commission. On March 17, 1998, the Company registered 600,000 additional shares that are issuable pursuant to the Incentive Plan or as non-qualified stock options with the United States Securities and Exchange Commission.

RESTRICTION ON ISSUANCE OF STOCK OPTIONS BY CONVERTIBLE DEBENTURE AGREEMENT

   The First Amendment to the Convertible Loan Agreement entered into on October 22, 1999, limits the Company's ability to issue stock options to employees to the amount of options held by employees, in the aggregate, as of the date of the amendment.

COMPENSATION OF DIRECTORS

      The Company had entered into a Convertible Loan Agreement ("Convertible Loan Agreement") dated July 3, 1997, pursuant to which the Company issued $15 million of convertible subordinated notes. On October 22, 1999, the Company and the holders of the convertible subordinated notes entered into a First Amendment to the Convertible Loan Agreement ("First Amendment"). The First Amendment permits two representatives designated by the holders of the convertible debentures ("Lender Representatives") to attend as observers all meetings of its board of directors and comment on matters discussed at such meetings. Additionally, if the Company fails to pay in full all outstanding principal and accrued interest on the convertible debentures on December 31, 2000, the Company shall cause those persons designated by the holders of a majority of the outstanding principal amount of the debentures ("Lender Directors") to be appointed as members of the Board of Directors, until the debentures are paid in full, one or more directors, up to a number that is the greater of (i) three and
(ii) a proportion of the full Board of Directors as equal as possible to the percentage of the holders' ownership of Common Stock on an as-converted basis.

      Outside members of the Board are compensated $1,000 per meeting for attending Board meetings, $500 per meeting for attending Board committee meetings and receive reimbursement for out-of-pocket expenses incurred for attendance at meetings. During fiscal 2000, total outside directors' fees of $21,000 were paid in cash. Management directors receive no fees for their services.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      The members of the Compensation Committee are Ottis W. Byers, Guarione M. Diaz, Berto Guerra, Jr., and Steve K. C. Liao, all of whom are non-employee directors.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     In accordance with the rules of the Commission the following report of the Compensation Committee of the Board of Directors and the information herein under "Performance Graph" shall not be deemed to be "soliciting material" or to be "filed" with the Commission, and such information shall not be deemed to be incorporated by reference into any statements or reports filed by the Company with the Commission that do not specifically incorporate such information by reference, notwithstanding the incorporation by reference of the Company's Proxy Statement into any such statements or reports.

            REPORT OF COMPENSATION COMMITTEE ON ANNUAL COMPENSATION

      The Compensation Committee's stated purpose is to review and recommend to the Board the compensation, stock options and employment benefits of all officers of the Company, administer the Incentive Plan, fix the terms of other employee benefit arrangements and make awards under such arrangements. The Compensation Committee is composed of directors who have never served as officers of the Company. The following is a summary of policies of the Compensation Committee that affect the compensation paid to executive officers, as reflected in the tables and text set forth elsewhere in this Report on Form 10-K/A.

      GENERAL COMPENSATION POLICY. The Compensation Committee's overall policies with respect to executive officers is to offer competitive compensation opportunities for such persons based upon their personal performance, the financial performance of the Company and their contribution to that performance. Each executive officer's compensation package is comprised of three elements:
(i) base salary that reflects individual performance and is designed primarily to be competitive with salary levels in the industry, (ii) stock-based incentive awards designed to strengthen the mutuality of interests between the executive officers and the Company's shareholders, and (iii) for executive officers and certain personnel that perform sales and marketing functions, annual cash bonuses related to the performance of the Company for such individual's respective functional area.

      FACTORS. Several important factors considered in establishing the components of each executive officer's compensation package for the 2000 fiscal year are summarized below. Additional factors were taken into account to a lesser degree. The Compensation Committee may, in its sole discretion, apply entirely different factors, such as different measures of financial performance for future fiscal years. However, it is presently contemplated that all compensation decisions will be designed to further the overall compensation policy described above.

      BASE SALARY. The base salary for each executive officer is set on the basis of personal performance, the salary levels in effect for comparable positions in similarly situated companies within the toy industry or similarly sized public companies and internal comparability considerations. However, the Compensation Committee did not conduct a formal survey of executive officer salaries at such companies. The Compensation Committee believes that the Company's most direct competitors for executive talent are not limited to the companies that the Company would use in a comparison for shareholder returns. Therefore, the compensation comparison group is not the same as the industry group index used in the "Performance Graph" section below.

      STOCK-BASED INCENTIVE COMPENSATION. The Company adopted the Incentive Plan in August 1994. The Incentive Plan authorizes the Company to award incentive stock options and non-qualified stock options to purchase Common Stock and restricted stock to officers and other employees of the Company. The purpose of the Incentive Plan is to attract, retain and motivate officers and employees. On June 27, 1996, the Company registered with the SEC 700,000 shares authorized under the Incentive Plan. On December 11, 1997, the shareholders approved an increase in the number of shares authorized to award incentive options and non-qualified stock options by 600,000 shares to 1,300,000 shares. On March 17, 1998, the Company registered with the SEC the additional 600,000 shares. Stock options may be exercised at a purchase price as recommended by the Compensation Committee and determined by the Board of Directors, provided that the exercise price per share under the Incentive Plan shall be an amount not less than 100% of the fair market value on the date the option is granted or 110% of fair market value for beneficial owners of 10% or more of the Company's outstanding shares. Thus, the optionee receives a return only if the market price of the shares appreciates over the option term. The grants are designed to align the interests of the optionees with those of the shareholders and provide each individual with a significant incentive to manage the Company from the perspective of an owner with an equity stake in the business, even though certain executive officers of the Company are already significant shareholders of the Company (see "Principal Shareholders"). Moreover, the long-term vesting schedules encourage a long-term commitment to the Company by its executive officers and other optionees. The size of the option grant to each optionee is set at a level that the Compensation Committee deems appropriate in order to create a meaningful opportunity for stock ownership based upon the individual's current position with the Company, but also takes into account the individual's potential for future responsibility and promotion over the option vesting period, and the individual's performance in recent periods. The Compensation Committee periodically reviews the number of shares owned by, or subject to options held by, each executive officer, and additional awards are considered based upon past performance of the executive officer.

      ANNUAL CASH BONUSES. The Company does not have a formal cash bonus program for executive officers, although cash bonuses have been paid from time to time in the past to selected executive officers in recognition of superior individual performance. Cash bonuses of $4,250 and $3,500 were paid to Mark L. Haug and Manuel F. Barroso, respectively, during fiscal 2000.

CHIEF EXECUTIVE OFFICER

      In fiscal 2000, Arturo G. Torres, Chairman and Chief Executive Officer of the Company, received total cash payments of $425,000 in salary. Mr. Torres does not have an employment agreement with the Company.

LIMITATIONS ON DEDUCTIBILITY

      The Compensation Committee has reviewed the Company's informal compensation policies in light of amendments to the Internal Revenue Code enacted during 1993 that generally limit deductions for compensation paid to certain executive officers to $1,000,000 per annum (certain performance based compensation is not subject to that limit). At present levels of compensation, these amendments do not limit the deductions to which the Company is entitled and the Compensation Committee has therefore concluded that no changes in the Company's compensation policies as a result of these amendments are appropriate.

SUMMARY

      The Compensation Committee believes that the compensation programs of the Company and the administration of those programs well serve the interests of the Company's shareholders. These programs allow the Company to attract, retain and motivate exceptional management talent and to compensate executives in a manner that reflects their contribution to both the short and long-term performance of the Company. The Company intends to continue to emphasize programs that it believes positively affect shareholder value.

           PLAYoBYoPLAY TOYS & NOVELTIES, INC. COMPENSATION COMMITTEE
                                  2000 MEMBERS
              Ottis W. Byers, Guarione M. Diaz, Berto Guerra, Jr.,
                              and Steve K. C. Liao

PERFORMANCE GRAPH

      The following graph compares the cumulative total shareholder return on the Company's Common Stock from July 19, 1995 (the date the Company became a public company) until July 31, 2000, with the cumulative total return of the Standard and Poor's Index and the Peer Group Index (as defined below). The graph assumes the investment of $100 in the Company's Common Stock and in each of the indexes on July 19, 1995 and reinvestment of all dividends. The initial public offering price of the Company's Common Stock on July 19, 1995 was $12.25 per share.

                     COMPARISON OF CUMULATIVE TOTAL RETURN*
                       FOR THE PERIOD ENDED JULY 31, 2000


                 [LINEAR GRAPH PLOTTED FROM DATA IN TABLE BELOW]

                                                    CUMULATIVE TOTAL RETURN
                                      ---------------------------------------------------
                                       7/95     7/96     7/97     7/98     7/99     7/00
                                      ------   ------   ------   ------   ------   ------
PLAY BY PLAY TOYS & NOVELTIES, INC    100.00    70.09   115.89    74.77    19.63    11.21
S & P 500 .........................   100.00   116.57   177.35   211.55   254.29   277.12
PEER GROUP ........................   100.00    81.53    34.25    10.59     9.17     5.32

CUMULATIVE TOTAL RETURN*                                           JULY 31, 2000
-----------------------------------                                -------------
Play-By-Play Toys & Novelties, Inc. ............................           11.21
S&P 500 ........................................................          277.12
Peer Group** ...................................................            5.32

* Annual Return assumes reinvestment of dividends. There were no dividends paid by the Company during the period presented. Cumulative Total Return assumes an initial investment of $100 on July 19, 1995.

** Peer Group index is composed of toy companies with similar market capitalization. These companies are DSI Toys Inc., Empire of Carolina Inc., Grand Toys Intl. Inc., Just Toys, Inc., and Toymax International, Inc.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table presents certain information as of July 31, 2000 regarding the beneficial ownership of the Company's Common Stock by (i) each person the Company knows to be the beneficial owner of 5% or more of the outstanding shares of Common Stock, (ii) each named executive officer, (iii) each director of the company and (iv) all executive officers and directors of the Company as a group. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the Company believes that each shareholder named in this table has sole investment and voting power with respect to the shares set forth opposite such shareholder's name.

                                                    NUMBER
                                                    SHARES
                                                 BENEFICIALLY
Name                                                OWNED                PERCENTAGE
-----------------------------------------------------------------------------------
Arturo G. Torres .............................      1,852,990 (1)(2)(3)       24.82%
Raymond G. Braun .............................        141,930       (2)        1.88%
Manuel F. Barroso ............................         82,000                  1.11%
Berto Guerra, Jr .............................         40,665    (2)(3)           *
Steve K. C. Liao .............................         22,500       (2)           *
Mark L. Haug .................................         21,000                     *
Ottis W. Byers ...............................         20,000       (2)           *
Joe M. Guerra ................................          8,570       (2)           *
Guarione M. Diaz .............................          5,000                     *
Richard R. Neitz .............................          5,000                     *
James L. Dow .................................              0                     *
Howard G. Peretz .............................              0                     *
                                                 ------------
All directors and executive
 officers as a group (twelve persons) ........      2,199,655                 26.23%
                                                 ============

* Less than 1%
(1) Includes 49,200 shares held in trust for the benefit of Mr. Torres' three children (16,400 shares each), for which Mr. Torres is the trustee and has sole voting and investment power.
(2) At the Board meeting on 1/26/00, the Board voted to terminate options granted to directors and officers on 8/29/97, 12/11/97 and 2/6/98. The total number of voluntarily terminated options was 260,000 from 8/29/97, 70,000 from 12/11/97 and 45,000 from 2/6/98.
(3)   Options granted on 4/13/95 expired on 4/13/00.

      The business address of all officers and directors of the Company is 4400 Tejasco, San Antonio, Texas 78218-0267.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

      Mr. Torres leases seven land and building packages to third parties with whom the Company has revenue sharing agreements concerning the placement of amusement machines, which may benefit Mr. Torres due to percentage rent provisions in these real property leases. The Company paid such third parties approximately $501,880 during fiscal 2000, pursuant to the terms of such revenue sharing agreements. The Company believes the amounts paid to such third parties were fair and reasonable and were on terms at least as favorable as would be available from non-affiliated parties.

      The Company has a 51% ownership in its Los Angeles, California facility. In October 1999, Mr. Torres purchased the remaining 49% interest in this facility from a third party, and has leased it to the Company since that date. In connection with this lease, the Company paid rents totaling $157,500 to Mr. Torres during fiscal year 2000.

      On March 20, 2000, the Company obtained a loan in the principal amount of $2.5 million from Mr. Torres. The loan provided for interest at 8% per annum and was secured by a first lien on the Company's 1999 Federal income tax refund of approximately $2.8 million. The tax refund was received and the loan from Mr. Torres plus a nominal amount of accrued interest was repaid shortly thereafter.

      Mr. Peretz is affiliated with a company from which the Company has secured two product licensing agreements, and also acts as a consultant to the Company in sales, licensing and product development matters. The product licensing agreements call for the payment of minimum guaranteed royalties, as well as royalties based on sales of the licensed items over the licensing periods. The Company made advance payments on the license agreements totaling $10,000 in fiscal 2000. The Company paid consulting fees to Mr. Peretz totaling $87,125 during fiscal year 2000.

      From April 1999 through August 2000, the Company leased its San Juan, Puerto Rico facility from Mr. Barroso. In connection with this lease, the Company paid rents totaling $60,000 to Mr. Barroso during fiscal year 2000. The Company moved to a new facility in Puerto Rico in August 2000.

       In the future, all transactions between the Company and its affiliated entities, executive officers, directors or significant shareholders will be on terms, which will continue to be no less favorable to the Company than the Company could obtain from non-affiliated parties.

                                   SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      PLAY BY PLAY TOYS & NOVELTIES, INC.



Date:  November 21, 2000               By: /S/ JOE M. GUERRA
                                           Joe M. Guerra
                                           Chief Financial Officer and Treasurer