Form 10-Q
period 2000-10-31
PLAY BY PLAY TOYS & NOVELTIES INC
filed 2000-12-15
CIK 945276

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2000

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


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes[X]     No [ ].

   The aggregate number of the Registrant's shares outstanding on December 11, 2000 was 7,395,000 shares of Common Stock, no par value.


================================================================================

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                            PAGE
                          PART I. FINANCIAL INFORMATION                     ----

   Item 1.  Financial Statements:

         Consolidated Balance Sheets as of October 31, 2000 (unaudited)
           and July 31, 2000 ..............................................   3

         Consolidated Statements of Operations (unaudited) for the
           Three Months Ended October 31, 2000 and 1999 ...................   4

         Consolidated Statements of Cash Flows (unaudited) for the
          Three Months Ended October 31, 2000 and 1999 ....................   5

         Notes to Consolidated Financial Statements (unaudited) ...........   6

   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations .....................................  13

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk ....  18



                           PART II. OTHER INFORMATION

 Item 1.  Legal Proceedings ...............................................  19

 Item 3.  Default Upon Senior Securities ..................................  19

 Item 6.  Exhibits and reports on Form 8-K ................................  20

 SIGNATURES ...............................................................  23

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                               OCTOBER 31,          JULY 31,
                                                                              -------------      -------------
                                                                                  2000                2000
                                                                              -------------      -------------
                                                                               (UNAUDITED)
CURRENT ASSETS:
     Cash and cash equivalents                                                $   4,862,124      $   4,898,838
     Accounts and notes receivable, less allowance for
          doubtful accounts of $7,497,153 and $7,649,799                         28,695,064         32,243,309
     Inventories, net                                                            47,904,703         56,223,075
     Prepaid expenses                                                             3,147,080          2,512,308
                                                                              -------------      -------------
          Total current assets                                                   84,608,971         95,877,530
Property and equipment, net                                                      24,743,267         25,272,499
Goodwill, less accumulated amortization
     of  $1,823,330 and $1,700,187                                               15,807,336         15,930,479
Other assets                                                                      1,714,667          2,001,363
                                                                              -------------      -------------
          Total assets                                                        $ 126,874,241      $ 139,081,871
                                                                              =============      =============

                                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Book overdraft                                                           $     878,743      $   1,036,523
     Notes payable to banks                                                      26,010,617         29,556,028
     Long-term debt classified as current                                         1,713,934          1,840,114
     Current maturities of convertible subordinated debentures                   14,702,985         14,850,000
     Current maturities of long-term debt                                           532,610            644,217
     Current obligations under capital leases                                       605,309          1,173,571
     Accounts payable, trade                                                     20,686,807         27,612,837
     Accrued royalties payable                                                    4,424,162          4,052,896
     Other accrued liabilities                                                    3,012,206          3,402,027
     Income taxes payable                                                         2,931,423          2,906,103
                                                                              -------------      -------------
          Total current liabilities                                              75,498,796         87,074,316
                                                                              -------------      -------------
LONG-TERM LIABILITIES:
     Long-term debt, net of current maturities                                         --                 --
     Convertible subordinated debentures, net of current maturities                    --                 --
     Obligations under capital leases, net of current maturities                    944,619            734,571
                                                                              -------------      -------------
          Total liabilities                                                      76,443,415         87,808,887
                                                                              -------------      -------------
Commitments and contingencies

SHAREHOLDERS' EQUITY:
     Preferred stock - no par value; 10,000,000 shares
          authorized; no shares issued                                                 --                 --
     Common stock - no par value; 20,000,000 shares
          authorized; 7,395,000 shares issued                                         1,000              1,000
     Additional paid-in capital                                                  71,486,820         71,486,820
     Deferred compensation                                                         (163,333)          (198,333)
     Accumulated other comprehensive losses                                      (4,145,609)        (4,279,982)
     Accumulated deficit                                                        (16,748,052)       (15,736,521)
                                                                              -------------      -------------
          Total shareholders' equity                                             50,430,826         51,272,984
                                                                              -------------      -------------
          Total liabilities and shareholders' equity                          $ 126,874,241      $ 139,081,871
                                                                              =============      =============

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

    PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF OPERATIONS
                        (UNAUDITED)


                                                      THREE MONTHS ENDED,
                                                          OCTOBER 31,
                                                -------------------------------
                                                    2000                1999
                                                ------------       ------------
Net sales                                       $ 41,577,075       $ 48,034,832
Cost of sales                                     28,949,339         33,583,199
                                                ------------       ------------
     GROSS PROFIT                                 12,627,736         14,451,633

Selling, general and administrative
  expenses                                        11,510,049         11,632,054
                                                ------------       ------------
     OPERATING INCOME                              1,117,687          2,819,579

Interest expense                                  (1,684,089)        (1,564,655)
Interest income                                       44,833             26,187
Other income                                         207,666             89,266
                                                ------------       ------------
     (LOSS) INCOME BEFORE INCOME TAX                (313,903)         1,370,377
Income tax provision                                (697,628)          (216,372)
                                                ------------       ------------

     NET (LOSS) INCOME                          $ (1,011,531)      $  1,154,005
                                                ============       ============

(LOSS) EARNINGS PER SHARE:
  Basic                                         $      (0.14)      $       0.15
                                                ------------       ------------
  Diluted                                       $      (0.14)      $       0.15
                                                ------------       ------------

WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic                                            7,395,000          7,395,000
                                                ------------       ------------
  Diluted                                          7,395,000          9,895,000
                                                ------------       ------------

                   The accompanying notes are an integral part of the consolidated financial statements.

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                  THREE MONTHS ENDED OCTOBER 31,
                                                                  ----------------------------
                                                                      2000             1999
                                                                  -----------      -----------
Cash flows from operating activities:
  Net income (loss)                                               $(1,011,531)     $ 1,154,005
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
     Depreciation and amortization                                  1,004,630          758,171
     Provision for doubtful accounts receivable                       246,794           29,915
     Provision for inventory reserve                                  (57,306)            --
     Provision for royalty license reserves                          (131,957)            --
     Amortization of deferred compensation                             35,000           35,000
     Loss on sale of property and equipment                            30,966            7,031
     Change in operating assets and liabilities:
       Accounts and notes receivable                                3,301,451       (3,488,855)
       Inventories                                                  8,375,678        7,231,978
       Prepaids and other assets                                     (357,185)      (1,744,617)
       Accounts payable and accrued liabilities                    (6,820,681)      (3,204,824)
       Income taxes payable                                            25,320          240,651
                                                                  -----------      -----------
          Net cash provided by operating activities                 4,641,179        1,018,455
                                                                  -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                            (373,854)        (731,806)
  Proceeds from sale of property and equipment                          7,795           36,146
                                                                  -----------      -----------
          Net cash used in investing activities                      (366,059)        (695,660)
                                                                  -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net repayments under Revolving Credit Agreements                 (3,545,411)      (1,673,221)
  Repayment of long-term debt                                        (384,802)        (323,307)
  Repayment of capital lease obligations                             (358,214)        (446,018)
  Increase (decrease) in book overdraft                              (157,780)       2,935,053
                                                                  -----------      -----------
          Net cash provided by (used in) financing activities      (4,446,207)         492,507
                                                                  -----------      -----------
EFFECT OF FOREIGN CURRENCY EXCHANGE RATES                             134,373         (650,239)
                                                                  -----------      -----------
          Increase (decrease) in cash and cash equivalents            (36,714)         165,063
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                    4,898,838        2,345,634
                                                                  -----------      -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $ 4,862,124      $ 2,510,697
                                                                  ===========      ===========

Non-cash financing and investing-activity:
  Capital leases incurred                                         $      --        $   293,306
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

      The financial information included herein should be read in conjunction with the Company's consolidated financial statements and related notes in its Annual Report on Form 10-K for the fiscal year ended July 31, 2000, which is on file with the United States Securities and Exchange Commission.

2.  NEW ACCOUNTING PRONOUNCEMENTS

      In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company has adopted SFAS No. 133, as amended by SFAS No. 137, on August 1, 2000. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction. For fair-value hedge transactions in which the Company is hedging changes in an asset's, liability's, or firm commitment's fair value, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. For cash-flow hedge transactions in which the Company is hedging the variability of cash flows related to a variable-rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges will be recognized in current-period earnings.

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

      In March 2000, the FASB issued FASB Interpretation No. 44 ("FIN No. 44") "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB Opinion No. 25 ("APB No. 25") "Accounting for Stock Issued to Employees." FIN No. 44 clarifies the application of APB No. 25 for only certain issues. It does not address any issues related to the application of the fair value method in SFAS No. 123 "Accounting for Stock-Based Compensation." Among other issues, FIN No. 44 clarifies (a) the definition of employee for purposes of applying ABP No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN No. 44 is effective July 1, 2000, but certain conclusions in the interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. The Company believes that FIN No. 44 does not have a material impact on the financial statements.

3.  INVENTORIES

    Inventories are comprised of the following:

                             OCTOBER 31, 2000      JULY 31, 2000
                             ----------------      -------------

Purchased for resale            $47,508,012         $55,686,257
Operating supplies                  396,691             536,818
                                -----------         -----------
     Total                      $47,904,703         $56,223,075
                                ===========         ===========

4.  CONTINGENCIES

      In December 1997, a legal action was instituted against the Company by an individual alleging claims for unfair competition (misappropriation), breach of contract, breach of implied in fact contract, and quasi contract in connection with alleged infringement resulting from the sale of Tornado Taz(TM). The plaintiff seeks to recover the Company's profits on the sale of the toy in question which could be as much as two million dollars or more, or alternatively the plaintiff may seek to recover royalties as a measure of damages. The Company responded by denying the essential allegations of the complaint and by filing counterclaims and by filing a motion for summary judgement. The plaintiff filed motions for summary judgement for dismissal of the claims and counterclaims. On January 21, 1999, a judge in the United States District Court Southern District of New York granted both the defendant's and plaintiff's motions for summary judgement dismissing the claims and counterclaims. On February 19, 1999, the plaintiff filed a notice of appeal with respect to the court's granting the Company's motion for summary judgement. The Company filed a similar notice on February 25, 1999 regarding the granting of the plaintiff's motion for summary judgement. The Court of Appeals reversed the grant of summary judgement against the plaintiff and affirmed the grant of summary judgement against the Company, thus dismissing all of the Company's counterclaims against the plaintiff, thereby remanding the matter back to the United States District Court Southern District of New York for trial. To date, no trial date has been set by the United States District Court. In September 2000, the District Judge allowed the Company to file another motion for summary judgement with the court, which has not been ruled upon by the court.

      In April 2000, the Company commenced arbitration before the American Arbitration Association against a software vendor seeking to recover certain amounts advanced by the Company to the vendor, to terminate the contract and cancel remaining amounts due to the software vendor under the contract, and to recover damages. The Company contends in the arbitration matter that the software and services provided to the Company are unsuitable for their intended use and that the capabilities of the software were misrepresented by the software vendor and cannot be used by the Company in its operations. The software vendor has filed a counter claim to the arbitration contending it completed the project in accordance with the terms of the contract and seeks to recover full payment of the contract price. To date, the Company has paid the software vendor approximately $878,000 and the software vendor is seeking to recover remaining amounts due under the contract totaling approximately $500,000. On November 6, 2000, the parties signed a settlement agreement and release agreeing to dismiss all claims and counterclaims in the arbitration proceedings. On November 10, 2000, the arbitrator issued an order for dismissal of the arbitration proceedings.

5.  FORWARD CONTRACTS

      During the quarter ended October 31, 2000, the Company's European subsidiary entered into certain foreign exchange hedging contracts relative to certain payments arising out of its foreign operations and denominated in a currency other than its functional currency. The Company does not enter into these contracts for speculative purposes. At October 31, 2000, the Company had two forward exchange contracts outstanding, one of which settled in November 2000. The other contract will settle in August 2001. The notional value of these contracts at issuance was approximately $1.5 million and $3.0 million, respectively. At October 31, 2000, there was an unrealized loss of $90,176, net of tax of $48,556, under the contracts, which has been recorded in other comprehensive loss. There were no realized hedging gains or losses from settlement of contracts in the first quarter of fiscal 2001.

6.  LICENSES

      On November 10, 2000, the Company entered into amendments with a particular licensor relative to three significant entertainment character licensing agreements originally scheduled to expire on December 31, 2000. The amendments provide for extensions of the license terms for up to two additional years and specifically provide for the payment of the remaining balance of the guaranteed minimum royalties due to the licensor over the extended two-year period. The effectiveness of the aforementioned extensions was conditioned upon the Company's ability to obtain extensions of the existing surety bonds that secure payment of the guaranteed minimum royalties over the amended licensing agreement periods by November 22, 2000. The Company secured renewals and extensions of the surety bonds over the amended licensing periods by the specified deadline as required by the licensor.

      In connection with one of the aforementioned amendments, the Company agreed to modify the terms of an existing warrant agreement with the licensor to purchase up to 100,000 shares of the Company's common stock. The amendment extends the exercise period of the warrant for two additional years and reduces the purchase price per share from $15.4375 to $6.00, effective immediately upon execution of the amendment, and provides for an additional adjustment to the purchase price per share equal to the new Convertible Debenture conversion price effective upon the Company's extension or refinancing of its Convertible Debentures.

7.  LONG-TERM DEBT

      On November 10, 2000 the Company's Credit Facility was amended to permanently increase the advance rate percentage applicable to inventory from 50% to 55%, and to waive the Company's non-compliance with certain financial covenants under the Credit Facility at July 31, 2000 and to modify these same financial covenants for future periods. In addition, the Credit Facility was further amended to increase the fees that would be payable in the event the Credit Facility is terminated prior to maturity, and also requires the Company to reduce the term loan balance by a specified percentage in the event the Company completes a sale of certain assets. The Company was in compliance with the modified financial covenants at October 31, 2000.

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

      Monthly principal payment requirements on the Company's outstanding $15 million of Convertible Debentures commenced on June 30, 2000, at a rate of 1% of the outstanding principal balance, and the remaining unpaid balance is due at maturity on December 31, 2000. The Company currently expects that, by itself, cash flows from operations will be insufficient to enable the Company to retire the unsatisfied obligations under the Convertible Debentures due at final maturity. Accordingly, unless the debentures are converted into the Company's common stock before the scheduled maturity, the Company will need to refinance in order to satisfy its repayment obligations thereunder. Pursuant to the terms of the Debentures, the holders of the Debentures have the right to commence legal proceedings against the Company (but not against the collateral pledged to the senior lender) in the event the Company fails to make any regularly scheduled payment due under the Debentures or upon any other default and commencing 180 days after the date of the receipt by the Company's senior lender of written notice from all of the Debenture holders of the declaration of the default and the written demand for immediate payment of all the debt outstanding under the Debentures. The Company defaulted in the payment of principal and interest due under the Debentures beginning in October 2000. The Company is in negotiations with the holders of its existing Convertible Debentures relative to modifying or restructuring the terms of the debentures, including an extension of the final maturity date, and the Company has retained the services of an investment banking firm to assist management with its Convertible Debenture refinancing efforts. There can be no assurance that the Company will be able to refinance the Convertible Debentures or, if such refinancing is obtained that the terms will be as favorable to the Company as those contained in the existing Convertible Debentures.

      The Company is in default in the payment of over $549,000 of principal and interest due under its Convertible Debentures at October 31, 2000. The Company has an aggregate of $14.7 million of the Debentures outstanding. As a result of the default in the payment of principal and interest on the Debentures, the Company is also in default of certain cross-default covenants of its Credit Facility. The Convertible Debentures mature on December 31, 2000, however, the Company is in negotiations with the holders of the debentures relative to modifying or restructuring the terms of the debentures, including an extension of the final maturity date. Currently, the Company does not have available sufficient funds to make such principal and interest payments, and there can be no assurance that the Company will obtain financing sufficient to cure its payment defaults under the Debentures. If such payment defaults continue, then the Debenture holders, subject to certain limited stand-still provisions, will have the right to accelerate the entire amount of principal, plus accrued and unpaid interest, under the Debentures. Because of cross-default violations under the Credit Facility (resulting from payment defaults under the Debentures), the senior lender thereunder currently has the right to accelerate the entire amount of principal, plus accrued and unpaid interest, under the Credit Facility. In the event of the acceleration of the Debentures and/or Credit Facility, the Company has insufficient funds to pay amounts that would then be due and payable. As of October 31, 2000, approximately $26.7 million in borrowings were outstanding under the Credit Facility.

      Play By Play Europe previously had credit facilities with three separate banks in Europe that recently merged into a single entity resulting in a greater concentration of Company's credit arrangements within the surviving bank ("Bank"). To reduce this increased concentration of the Bank's credit risk, the Bank advised the Company that it was progressively reducing its credit commitment to the Company from 1.1 billion pesetas

(approximately $6.0 million) at March 31, 2000, to 575 million pesetas (approximately $3.2 million) by November 30, 2000, concurrent with the maturity date of the credit arrangements with this Bank. The Company has secured credit arrangements with the Bank that provide for an aggregate credit commitment of 525 million pesetas (approximately $2.7 million at October 31, 2000) that mature in November 2001. In addition, the Company has secured credit arrangements with four other banks that provide for aggregate credit commitments of 459 million pesetas (approximately $2.3 million at October 31, 2000) in replacement of the Company's credit requirements that the Bank reduced, or that expired. These agreements expire in November and December 2001. The Company is negotiating with several other lenders for an additional 980 million pesetas (approximately $5.0 million at October 31, 2000) in additional financing. The credit arrangements with the banks consist principally of letter of credit, discounting and revolving loan facilities. The Company believes that it will be able to obtain the additional financing from the other lenders, however, there can be no assurance that the Company will be able to obtain the additional financing from these lenders or if such financing is obtained, that the terms will be as favorable to the Company as those contained in the existing credit arrangements. The Company's failure to secure this financing could have a material adverse impact on the European subsidiary's liquidity and working capital.

8.  COMPREHENSIVE INCOME (LOSS)

      The Company's comprehensive income (loss) is comprised of net income
(loss) and foreign currency translation adjustments. The components of comprehensive income (loss) are as follows:

                                          THREE MONTHS ENDED OCTOBER 31,
                                        -----------------------------------
                                            2000                    1999
                                        -----------              ----------

Net Income (loss)                       $(1,011,531)             $1,154,005
Unrealized loss on
  forward contracts                         (90,176)                  --
Foreign currency
  translation adjustment                    224,549                (650,239)
                                        -----------              ----------
Comprehensive income (loss)             $  (877,158)             $  503,766
                                        ===========              ==========

9.  EARNINGS (LOSS) PER SHARE

      Basic earnings (loss) per common share was computed by dividing net income
(loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share differs from basic earnings per share due to the assumed exercises and conversions of dilutive options, warrants and convertible debt that were outstanding during the period.

      The calculations of basic and diluted earnings (loss) per share for the three month periods ended October 31, 2000 and 1999 are as follows:

                                                                   THREE MONTHS ENDED OCTOBER 31,
                                          --------------------------------------------------------------------------
                                                           2000                                    1999
                                          ----------------------------------       ---------------------------------
                                                          COMMON       PER                        COMMON       PER
                                              LOSS        SHARES      SHARE          INCOME       SHARES      SHARE
                                          ----------------------------------       ---------------------------------
BASIC EPS:
As reported                               $(1,011,531)   7,395,000   $ (0.14)      $1,154,005    7,395,000   $  0.15

EFFECT OF DILUTIVE SECURITIES:
Options                                          --           --                         --           --
Warrants                                         --           --                         --           --
Convertible Subordinated Debentures              --           --                      329,844    2,500,000
                                          ----------------------------------       ---------------------------------
DILUTED EPS:                              $(1,011,531)   7,395,000   $ (0.14)      $1,483,849    9,895,000   $  0.15
                                          ==================================       =================================

      During the three months ended October 31, 2000, the Company had various amounts of common stock options and warrants outstanding which were not included in the diluted earnings per share calculation because the options and warrants would have been anti-dilutive. In addition, the assumed conversion of the Convertible Debentures into the Company's common stock at October 31, 2000 was not included in the diluted earnings per share calculation because it would have been anti-dilutive.

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

Information about revenue segments is presented below.

                                       REVENUE SEGMENTS
                            AMUSEMENT       RETAIL        OTHER         TOTAL
                           -----------   -----------   -----------   -----------
THREE MONTHS ENDED
OCTOBER 31, 2000
------------------
Net sales                  $32,053,809   $ 8,827,848   $   695,418   $41,577,075
Cost of sales               22,050,651     6,543,689       354,999    28,949,339
                           -----------   -----------   -----------   -----------
Gross profit                10,003,158     2,284,159       340,419    12,627,736


THREE MONTHS ENDED
OCTOBER 31, 1999
------------------
Net sales                  $31,185,535   $16,187,531   $   661,766   $48,034,832
Cost of sales               21,650,761    11,613,908       318,530    33,583,199
                           -----------   -----------   -----------   -----------
Gross profit                 9,534,774     4,573,623       343,236    14,451,633


The following are net sales by geographic areas for the three months ended October 31:

                         THREE MONTHS ENDED OCTOBER 31,
                         -----------------------------
                             2000              1999
                         ------------     ------------
Domestic                 $ 26,353,986     $ 31,850,942
International              11,205,544        9,992,451
Latin America               4,017,545        6,191,439
                         ------------     ------------
                         $ 41,577,075     $ 48,034,832

Identifiable Assets:

                          OCTOBER 31,       JULY 31,
                             2000             1999
                         ------------     ------------
Domestic                 $ 78,918,828     $ 93,748,057
Foreign                    47,955,413       45,333,814
                         ------------     ------------
                         $126,874,241     $139,081,871

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ARE FORWARD LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY, INCLUDING, WITHOUT LIMITATION, THE COMPANY's LIQUIDITY AND CAPITAL RESOURCES, CHANGES IN CONSUMER PREFERENCES, PRICE CHANGES BY COMPETITORS, RELATIONSHIPS WITH LICENSORS AND CUSTOMERS, REALIZATION OF ROYALTY ADVANCES, NEW PRODUCT INTRODUCTIONS, CAPABILITY OF MANAGING GROWTH, ABILITY TO SOURCE PRODUCTS, CONCENTRATION OF CREDIT RISK, INTERNATIONAL TRADE RELATIONS AND MANAGEMENT OF QUARTER TO QUARTER RESULTS, AND OTHER RISKS DETAILED FROM TIME TO TIME IN THE COMPANY'S SEC REPORTS, INCLUDING THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED JULY 31, 2000 (SEE "RISK FACTORS" IN SUCH FORM 10-K). UPDATED INFORMATION WILL BE PERIODICALLY PROVIDED BY THE COMPANY AS REQUIRED BY THE SECURITIES EXCHANGE ACT OF 1934.

RESULTS OF OPERATIONS

      The following unaudited table sets forth the Company's results of operations as a percentage of net sales for the periods indicated below:

                                             THREE MONTHS ENDED
                                             ------------------
                                                OCTOBER 31,
                                             ------------------
                                              2000        1999
                                             ------      ------
        Net sales                             100.0%      100.0%
        Cost of sales                          69.6        69.9
                                             ------      ------
        Gross profit                           30.4        30.1
        Selling, general, and
          administrative expenses              27.7        24.2
                                             ------      ------
        Operating income (loss)                 2.7         5.9
        Interest expense                       (4.1)       (3.3)
        Interest income                         0.1         0.1
        Other income                            0.5         0.2
        Income tax provision                   (1.7)       (0.5)
                                             ------      ------
        Net income (loss)                      (2.5)%       2.4%
                                             ======      ======

THREE MONTHS ENDED OCTOBER 31, 2000 AND 1999

      NET SALES. Net sales for the three months ended October 31, 2000 were $41.6 million, a decrease of 13.4%, or $6.4 million, from $48.0 million in the comparable period in fiscal 2000. The decrease in net sales was primarily attributable to a decrease in the Company's worldwide retail net sales of 45.5%, or $7.4 million, to $8.8 million, offset by an increase in the Company's worldwide amusement net sales of 2.8%, or $868,000, to $32.1 million over the comparable period in fiscal 2000. Retail sales for the first quarter were down primarily due to a decline in sales of licensed plush at mass market retail and licensed feature plush, which the Company believes is an industry wide problem. In addition, the Company believes its retail turnaround efforts will not produce meaningful results until calendar 2001 as it diversifies into other less troubled categories. Domestic net toy sales for the first quarter of fiscal 2001 compared to the first quarter of fiscal 2000 decreased 17.7%, or $5.5 million, to $25.7 million. International net toy sales increased 12.1%, or $1.2 million, despite recent weakness in the Spanish Peseta versus the U.S. Dollar, to $11.2 million, and Latin America net toy sales decreased 35.1%, or $2.2 million, to $4.0 million.

      Net toy sales to retail customers for the first quarter of fiscal 2001 and fiscal 2000 were $8.8 million and $16.2 million, respectively, which accounted for 21.2% and 33.7%, respectively, of the Company's net sales. The 45.5%, or $7.4 million, decrease in net sales to retail customers from the first quarter of fiscal 2000 to the first quarter of fiscal 2001 is attributable to a decrease in sales of licensed plush of 25.7%, or $2.4 million, to $7.0 million, from $9.4 million, a decrease in sales of licensed electronic toys of 74.0%, or $3.3 million, to $1.1 million, from $4.4 million, a decrease in sales of non-licensed electronic toys of 62.3%, or $1.0 million, to $634,000, from $1.7 million, and a decrease in sales of PLAYOFACES(R) of 87.8%, or $640,000, to $89,000, from $730,000.

      Net toy sales to amusement customers for the first quarter of fiscal 2001 and fiscal 2000 were $32.1 million and $31.2 million, respectively, which accounted for 77.1% and 64.9%, respectively, of the Company's net sales. The increase of 2.8%, or $868,000, is primarily attributable to increased sales of licensed plush of 7.9%, or $1.3 million, to $17.8 million, from $16.5 million, increased sales of novelty items of 9.0%, or $343,000, to $4.2 million, offset by decreased sales of non-licensed plush toys of 7.1%, or $773,000, to $10.1 million from the comparable period in fiscal 2000.

      Net sales of licensed products for the first quarter of fiscal 2001 were $26.0 million, a decrease of 16.2%, or $5.0 million, from $31.0 million in the comparable period of fiscal 2000. The decrease in licensed product sales was primarily attributable to a decrease in sales of the Company's licensed electronic toys of 74.0%, or $3.3 million, to $1.1 million, from $4.4 million in the comparable period of fiscal 2000. Net sales of licensed plush toys accounted for $24.8, or 60.6%, of the Company's net toy sales for the first quarter of fiscal 2001 compared to $25.9, or 54.7%, of the Company's net toy sales, in the comparable period of fiscal 2000. Within licensed products, sales of Looney Tunes' characters accounted for $10.0 million, or 24.4%, of the Company's net toy sales for the first quarter of fiscal 2001 compared to $17.6 million, or 37.1%, in the comparable period of fiscal 2000.

      Net sales of non-licensed products for the first quarter of fiscal 2001 decreased 9.1%, or $1.4 million, to $14.9 million, from $16.3 million in the comparable period of fiscal 2000. This decrease is primarily attributable to a decrease in sales of non-licensed electronic toys of $1.0 million and a decrease in sales of non-licensed plush of $773,000, offset by an increase in sales of non-licensed novelty items of $343,000.

      GROSS PROFIT. Gross profit decreased 12.6%, or $1.8 million, to $12.6 million for the first quarter of fiscal 2001 from $14.5 million in the comparable period of fiscal 2000. This decrease was principally a result of lower overall sales for the first quarter of fiscal 2001, as well as reduced margins on sales made within the Company's domestic amusement division and the Company's worldwide retail division in connection with the Company's inventory reduction initiatives, offset by increased margins on international amusement sales. Gross profit as a percentage of net sales increased to 30.4% for the first quarter of fiscal 2001 from 30.1% in the comparable period in fiscal 2000.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased approximately 1.0%, or $122,000, to $11.5 million for the first quarter of fiscal 2001 from $11.6 million in the comparable period in fiscal 2000. This decrease is primarily attributable to a decrease of $960,000 in costs related to the Company's direct marketing business, which was discontinued in July 2000, decreased warehousing and distribution costs of $324,000, offset by increased seasonal temporary personnel costs and certain benefit costs totaling $409,000 and increased professional fees of $391,000 related principally to outstanding legal matters, and a $246,000 increase in amortization expense related principally to the amortization of costs related to the Company's ERP system. As a percentage of net sales, selling, general and administrative expenses increased to 27.7% for the first quarter of fiscal 2001 from 24.2% in the comparable period in fiscal 2000.

      INTEREST EXPENSE. Interest expense increased $119,000, to $1.7 million, for the first quarter of fiscal 2001 from $1.6 million in the comparable period of fiscal 2000. The increase is attributable to increased borrowing costs, including increases in the interest rates on loan amounts outstanding under the Company's Credit Facility, offset by decreased borrowings outstanding under the Company's revolving lines of credit.

      INCOME TAX EXPENSE. Income tax expense for the first quarter of fiscal 2001 reflects income taxes on the taxable income of certain of the Company's foreign subsidiaries. Income tax expense for the first quarter of fiscal 2000 reflects an effective tax rate of approximately 16% as a result of the utilization of domestic net operating loss carryforwards incurred in the previous fiscal year to offset taxes on domestic taxable income, offset by income taxes on the earnings of certain of the Company's foreign subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

      At October 31, 2000, the Company's working capital was $9.1 million compared to $8.8 million at July 31, 2000. Generally, the Company satisfies its capital requirements and seasonal working capital needs with cash flow primarily from borrowings and operations. The Company's primary capital needs have consisted of repayment of indebtedness, funding for inventory, property, plant and equipment, customer receivables, letters of credit, licensing agreements, international expansion and business acquisitions.

      The Company's operating activities provided net cash of $4.6 million and $1.0 million in the three months of fiscal 2001 and 2000, respectively. The cash flow from operations in the three months of fiscal 2001 was primarily affected by decreases in inventory and accounts receivable, increases in prepaids, and decreases in accounts payable and accrued liabilities.

      Net cash used in investing activities during the three months of fiscal 2001 and 2000 was $366,000 and $696,000, respectively. For the three months of fiscal 2001, net cash used in investing activities consisted of $374,000 of expenditures for property and equipment. In the first quarter of fiscal 2000, net cash used in investing activities consisted principally of the purchase of property and equipment of $732,000.

      Financing activities used net cash of $4.4 million during the three months of fiscal 2001 and provided net cash of $493,000 during the three months of fiscal 2000. During the three months of fiscal 2001, the Company received aggregate advances of $27.7 million under, and made repayments of $31.3 million on, its Credit Facility, and reduced the principal on its long-term loans by $103,000. During the three months of fiscal 2000, the Company received aggregate advances of $59.0 million under, and made repayments of $60.6 million on, its credit facilities, and reduced the principal on its long-term loans by $2.4 million.

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

      On November 10, 2000 the Company's Credit Facility was amended to permanently increase the advance rate percentage applicable to inventory from 50% to 55%, and to waive the Company's non-compliance with certain financial covenants under the Credit Facility at July 31, 2000 and to modify these same financial covenants for future periods. In addition, the Credit Facility was further amended to increase the fees that would be payable in the event the Credit Facility is terminated prior to maturity, and also requires the Company to reduce the term loan balance by a specified percentage in the event the Company completes a sale of certain assets. The Company was in compliance with the modified financial covenants at October 31, 2000.

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

      Monthly principal payment requirements on the Company's outstanding $15 million of Convertible Debentures commenced on June 30, 2000, at a rate of 1% of the outstanding principal balance, and the remaining unpaid balance is due at maturity on December 31, 2000. The Company currently expects that, by itself, cash flows from operations will be insufficient to enable the Company to retire the unsatisfied obligations under the Convertible Debentures due at final maturity. Accordingly, unless the debentures are converted into the Company's common stock before the scheduled maturity, the Company will need to refinance in order to satisfy its repayment obligations thereunder. Pursuant to the terms of the Debentures, the holders of the Debentures have the right to commence legal proceedings against the Company (but not against the collateral pledged to the senior lender) in the event the Company fails to make any regularly scheduled payment due under the Debentures or upon any other default and commencing 180 days after the date of the receipt by the Company's senior lender of written notice from all of the Debenture holders of the declaration of the default and the written demand for immediate payment of all the debt outstanding under the Debentures. The Company defaulted in the payment of principal and interest due under the Debentures beginning in October 2000. The Company is in negotiations with the holders of its existing Convertible Debentures relative to modifying or restructuring the terms of the debentures, including an extension of the final maturity date, and the Company has retained the services of an investment banking firm to assist management with its Convertible Debenture refinancing efforts. There can be no assurance that the Company will be able to refinance the Convertible Debentures or, if such refinancing is obtained that the terms will be as favorable to the Company as those contained in the existing Convertible Debentures.

      The Company is in default in the payment of over $549,000 of principal and interest due under its Convertible Debentures at October 31, 2000. The Company has an aggregate of $14.7 million of the Debentures outstanding. As a result of the default in the payment of principal and interest on the Debentures, the Company is also in default of certain cross-default covenants of its Credit Facility. The Convertible Debentures mature on December 31, 2000, however, the Company is in negotiations with the holders of the debentures relative to modifying or restructuring the terms of the debentures, including an extension of the final maturity date. Currently, the Company does not have available sufficient funds to make such principal and interest payments, and there can be no assurance that the Company will obtain financing sufficient to cure its payment defaults under the Debentures. If such payment defaults continue, then the Debenture holders, subject to certain limited stand-still provisions, will have the right to accelerate the entire amount of principal, plus accrued and unpaid interest, under the Debentures. Because of cross-default violations under the Credit Facility (resulting from payment defaults under the Debentures), the senior lender thereunder currently has the right to accelerate the entire amount of principal, plus accrued and unpaid interest, under the Credit Facility. In the event of the acceleration of the Debentures and/or Credit Facility, the Company has insufficient funds to pay amounts that would then be due and payable. As of October 31, 2000, approximately $26.7 million in borrowings were outstanding under the Credit Facility.

      Play By Play Europe previously had credit facilities with three separate banks in Europe that recently merged into a single entity resulting in a greater concentration of Company's credit arrangements within the surviving bank ("Bank"). To reduce this increased concentration of the Bank's credit risk, the Bank advised the

Company that it was progressively reducing its credit commitment to the Company from 1.1 billion pesetas (approximately $6.0 million) at March 31, 2000, to 575 million pesetas (approximately $3.2 million) by November 30, 2000, concurrent with the maturity date of the credit arrangements with this Bank. The Company has secured credit arrangements with the Bank that provide for an aggregate credit commitment of 525 million pesetas (approximately $2.7 million at October 31, 2000) that mature in November 2001. In addition, the Company has secured credit arrangements with four other banks that provide for aggregate credit commitments of 459 million pesetas (approximately $2.3 million at October 31, 2000) in replacement of the Company's credit requirements that the Bank reduced, or that expired. These agreements expire in November and December 2001. The Company is negotiating with several other lenders for an additional 980 million pesetas (approximately $5.0 million at October 31, 2000) in additional financing. The credit arrangements with the banks consist principally of letter of credit, discounting and revolving loan facilities. The Company believes that it will be able to obtain the additional financing from the other lenders, however, there can be no assurance that the Company will be able to obtain the additional financing from these lenders or if such financing is obtained, that the terms will be as favorable to the Company as those contained in the existing credit arrangements. The Company's failure to secure this financing could have a material adverse impact on the European subsidiary's liquidity and working capital.

      On November 10, 2000, the Company entered into amendments with a particular licensor relative to three significant entertainment character licensing agreements originally scheduled to expire on December 31, 2000. The amendments provide for extensions of the license terms for up to two additional years and specifically provide for the payment of the remaining balance of the guaranteed minimum royalties due to the licensor over the extended two-year period. The effectiveness of the aforementioned extensions was conditioned upon the Company's ability to obtain extensions of the existing surety bonds that secure payment of the guaranteed minimum royalties over the amended licensing agreement periods by November 22, 2000. The Company secured renewals and extensions of the surety bonds over the amended licensing periods by the specified deadline as required by the licensor.

      In connection with one of the aforementioned amendments, the Company agreed to modify the terms of an existing warrant agreement with the licensor to purchase up to 100,000 shares of the Company's common stock. The amendment extends the exercise period of the warrant for two additional years and reduces the purchase price per share from $15.4375 to $6.00, effective immediately upon execution of the amendment, and provides for an additional adjustment to the purchase price per share equal to the new Convertible Debenture conversion price effective upon the Company's extension or refinancing of its Convertible Debentures.

EURO

      On January 1, 1999, eleven of the fifteen member countries of the European Union introduced the euro, which became the common currency among the participating member countries by converting to the euro at the exchange rates in effect on the introduction date. One of the participating members is Spain, which is the country in which PlayoByoPlay Toys & Novelties, Europa, S.A. ("PlayoByoPlay Europe") is located. PlayoByoPlay Europe intends to keep its books in Spain's sovereign currency, the peseta, through the substantial portion of the three-year introductory period, at the end of which all companies in participating member countries must adopt the euro. PlayoByoPlay Europe's accounting system is currently capable of performing the euro conversion, and the Company does not anticipate that the costs related to the conversion will be significant. In addition, because PlayoByoPlay Europe operates primarily in Spain and in non-European Union countries, currently management does not anticipate that the introduction of the euro will have a material adverse effect on PlayoByoPlay Europe's results of operations, financial position, or cash flows for the forseeable future.

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

INTEREST RATE RISK

      The interest payable on the Company's revolving line-of-credit and term loans under the Credit Facility is variable based on its Lender's prime rate or adjusted eurodollar rate, and therefore, affected by changes in market interest rates. At October 31, 2000, approximately $26.7 million in borrowings was outstanding under the Credit Facility with a weighted average interest rate of 10.29%.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      In December 1997, a legal action was instituted against the Company by an individual alleging claims for unfair competition (misappropriation), breach of contract, breach of implied in fact contract, and quasi contract in connection with alleged infringement resulting from the sale of Tornado Taz(TM). The plaintiff seeks to recover the Company's profits on the sale of the toy in question which could be as much as two million dollars or more, or alternatively the plaintiff may seek to recover royalties as a measure of damages. The Company responded by denying the essential allegations of the complaint and by filing counterclaims and by filing a motion for summary judgement. The plaintiff filed motions for summary judgement for dismissal of the claims and counterclaims. On January 21, 1999, a judge in the United States District Court Southern District of New York granted both the defendant's and plaintiff's motions for summary judgement dismissing the claims and counterclaims. On February 19, 1999, the plaintiff filed a notice of appeal with respect to the court's granting the Company's motion for summary judgement. The Company filed a similar notice on February 25, 1999 regarding the granting of the plaintiff's motion for summary judgement. The Court of Appeals reversed the grant of summary judgement against the plaintiff and affirmed the grant of summary judgement against the Company, thus dismissing all of the Company's counterclaims against the plaintiff, thereby remanding the matter back to the United States District Court Southern District of New York for trial. To date, no trial date has been set by the United States District Court. In September 2000, the District Judge allowed the Company to file another motion for summary judgement with the court, which has not been ruled upon by the court.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

      The Company is in default in the payment of over $549,000 of principal and interest due under its Convertible Debentures at October 31, 2000. The Company has an aggregate of $14.7 million of the Debentures outstanding. As a result of the default in the payment of principal and interest on the Debentures, the Company is also in default of certain cross-default covenants of its Credit Facility. The Convertible Debentures mature on December 31, 2000, however, the Company is in negotiations with the holders of the debentures relative to modifying or restructuring the terms of the debentures, including an extension of the final maturity date. Currently, the Company does not have available sufficient funds to make such principal and interest payments, and there can be no assurance that the Company will obtain financing sufficient to cure its payment defaults under the Debentures. If such payment defaults continue, then the Debenture holders, subject to certain limited stand-still provisions, will have the right to accelerate the entire amount of principal, plus accrued and unpaid interest, under the Debentures. Because of cross-default violations under the Credit Facility (resulting from payment defaults under the Debentures), the senior lender thereunder currently has the right to accelerate the entire amount of principal, plus accrued and unpaid interest, under the Credit Facility. In the event of the acceleration of the Debentures and/or Credit Facility, the Company has insufficient funds to pay amounts that would then be due and payable. As of October 31, 2000, approximately $26.7 million in borrowings were outstanding under the Credit Facility.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

 EXHIBIT
  NUMBER                         DESCRIPTION OF EXHIBITS
--------  ----------------------------------------------------------------------

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

 EXHIBIT
  NUMBER                         DESCRIPTION OF EXHIBITS
--------  ----------------------------------------------------------------------

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

 EXHIBIT
  NUMBER                         DESCRIPTION OF EXHIBITS
--------  ----------------------------------------------------------------------

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

   10.20 License Agreement dated July 26, 2000 by and between Warner Bros., a division of Time Warner Entertainment, L.P. and the Registrant (filed as Exhibit 10.20 to Form 10-K for the year ended July 31, 2000, and incorporated herein by reference).

   10.21 Employment agreement dated October 4, 1999, between the Company and Richard R. Neitz (filed as Exhibit 10.21 to Form 10-K for the year ended July 31, 2000, and incorporated herein by reference).

   27*    Financial Data Schedule

---------------------
* Included herewith

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 15th day of December 2000.


                            PLAY BY PLAY TOYS & NOVELTIES, INC.

                                 By: /s/ JOE M. GUERRA
                                         Joe M. Guerra
                                         CHIEF FINANCIAL OFFICER AND TREASURER