Form 10-Q
period 2001-01-31
PLAY BY PLAY TOYS & NOVELTIES INC
filed 2001-03-16
CIK 945276

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2001


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

   The aggregate number of the Registrant's shares outstanding on March 9, 2001 was 7,395,000 shares of Common Stock, no par value.

================================================================================

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS
                                                                         PAGE
                          PART I. FINANCIAL INFORMATION

 Item 1.  Financial Statements:

         Consolidated Balance Sheets as of January 31, 2001 (unaudited)
           and July 31, 2000                                               3

         Consolidated Statements of Operations (unaudited) for the
           Three Months and Six Months Ended January 31, 2001 and 2000     4

         Consolidated Statements of Cash Flows (unaudited) for the
           Six Months Ended January 31, 2001 and 2000                      5

         Notes to Consolidated Financial Statements (unaudited)            6

   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                     14

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk    24



                           PART II. OTHER INFORMATION

 Item 1.  Legal Proceedings                                               26

 Item 3.  Default Upon Senior Securities                                  26

 Item 4.  Submission of Matters to a Vote of Security Holders             27

 Item 6.  Exhibits and reports on Form 8-K                                28

 SIGNATURES                                                               32

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                          ASSETS
                                                                             JANUARY 31,           JULY 31,
                                                                            -------------       -------------
                                                                                2001                2000
                                                                            -------------       -------------
                                                                             (UNAUDITED)
Current assets:
     Cash and cash equivalents .........................................    $   4,815,884       $   4,898,838
     Accounts and notes receivable, less allowance for
          doubtful accounts of $7,494,849 and $7,649,799 ...............       17,219,283          32,243,309
     Inventories, net ..................................................       45,617,994          56,223,075
     Prepaid royalties .................................................        5,158,687          11,148,077
     Other prepaid expenses ............................................        2,097,804           2,512,308
                                                                            -------------       -------------
          Total current assets .........................................       74,909,652         107,025,607
Property and equipment, net ............................................       21,305,296          25,272,499
Assets Held for Sale, net ..............................................        1,100,000                --
Goodwill, less accumulated amortization
     of  $1,965,628 and $1,700,187 .....................................       15,665,038          15,930,479
Other assets ...........................................................        1,478,929           2,001,363
                                                                            -------------       -------------
          Total assets .................................................    $ 114,458,915       $ 150,229,948
                                                                            =============       =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Book overdraft ....................................................    $     704,083       $   1,036,523
     Notes payable to banks ............................................       17,081,170          29,556,028
     Long-term debt classified as current ..............................        1,577,657           1,840,114
     Current maturities of convertible subordinated debentures .........       14,554,485          14,850,000
     Current maturities of long-term debt ..............................          532,610             644,217
     Current obligations under capital leases ..........................          605,309           1,173,571
     Accounts payable, trade ...........................................       23,419,241          27,612,837
     Accrued royalties payable .........................................       13,308,648          15,200,973
     Other accrued liabilities .........................................        3,271,963           3,402,027
     Income taxes payable ..............................................        2,645,677           2,906,103
                                                                            -------------       -------------
          Total current liabilities ....................................       77,700,843          98,222,393
                                                                            -------------       -------------
LONG-TERM LIABILITIES:
     Obligations under capital leases, net of current maturities .......          768,430             734,571
                                                                            -------------       -------------
          Total liabilities ............................................       78,469,273          98,956,964
                                                                            -------------       -------------

Commitments and contingencies

SHAREHOLDERS' EQUITY:
     Preferred stock - no par value; 10,000,000 shares
          authorized; no shares issued .................................             --                  --
     Common stock - no par value; 20,000,000 shares
          authorized; 7,395,000 shares issued ..........................            1,000               1,000
     Additional paid-in capital ........................................       71,323,487          71,486,820
     Deferred compensation .............................................             --              (198,333)
     Accumulated other comprehensive losses ............................       (6,479,019)         (4,279,982)
     Accumulated deficit ...............................................      (28,855,826)        (15,736,521)
                                                                            -------------       -------------
          Total shareholders' equity ...................................       35,989,642          51,272,984
                                                                            -------------       -------------
          Total liabilities and shareholders' equity ...................    $ 114,458,915       $ 150,229,948
                                                                            =============       =============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         THREE MONTHS ENDED,                       SIX MONTHS ENDED,
                                                             JANUARY 31,                              JANUARY 31,
                                                  --------------------------------        --------------------------------
                                                      2001                2000               2001                 2000
                                                  ------------        ------------        ------------        ------------
Net sales .....................................   $ 21,477,267        $ 27,742,551        $ 63,054,342        $ 75,892,375
Cost of sales .................................     18,764,175          17,924,787          47,713,514          51,507,986
                                                  ------------        ------------        ------------        ------------
     GROSS PROFIT .............................      2,713,092           9,817,764          15,340,828          24,384,389

Selling, general and administrative
  expenses ....................................     13,098,809          11,680,999          24,608,858          23,313,053
                                                  ------------        ------------        ------------        ------------
     OPERATING INCOME (LOSS) ..................    (10,385,717)         (1,863,235)         (9,268,030)          1,071,336

Interest expense ..............................     (1,504,525)         (1,532,437)         (3,188,614)         (3,097,092)
Interest income ...............................         61,900              12,276             106,733              38,463
Other income ..................................       (233,086)             75,899             (25,420)             50,173
                                                  ------------        ------------        ------------        ------------

     LOSS BEFORE INCOME TAX ...................    (12,061,428)         (3,307,497)        (12,375,331)         (1,937,120)
Income tax benefit (provision) ................        (46,346)            216,372            (743,974)               --
                                                  ------------        ------------        ------------        ------------

     NET LOSS .................................   $(12,107,774)       $ (3,091,125)       $(13,119,305)       $ (1,937,120)
                                                  ============        ============        ============        ============
LOSS PER SHARE:
  Basic .......................................   $      (1.64)       $      (0.42)       $      (1.77)       $      (0.26)
                                                  ------------        ------------        ------------        ------------
  Diluted .....................................   $      (1.64)       $      (0.42)       $      (1.77)       $      (0.26)
                                                  ------------        ------------        ------------        ------------

WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic .......................................      7,395,000           7,395,000           7,395,000           7,395,000
                                                  ------------        ------------        ------------        ------------
  Diluted .....................................      7,395,000           7,395,000           7,395,000           7,395,000
                                                  ------------        ------------        ------------        ------------

               The accompanying notes are an integral part of the
                       consolidated financial statements.

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                       SIX MONTHS ENDED JANUARY 31,
                                                                    --------------------------------
                                                                        2001                2000
                                                                    ------------        ------------
Cash flows from operating activities:
  Net loss .................................................        $(13,119,305)       $ (1,937,120)
  Adjustments to reconcile net loss to
   net cash provided by operating activities:
     Depreciation and amortization .........................           3,736,469           1,531,741
     Provision for doubtful accounts receivable ............             374,982             697,323
     Provision for inventory reserve .......................             (96,447)               --
     Provision for royalty license reserves ................           2,371,369                --
     Amortization of deferred compensation .................              35,000              70,000
     Loss on sale of property and equipment ................              46,546               2,874
     Change in operating assets and liabilities:
       Accounts and notes receivable .......................          14,649,044          11,444,276
       Inventories .........................................          10,701,528           8,790,329
       Prepaids and other assets ...........................           5,438,170          (3,117,029)
       Accounts payable and accrued liabilities ............          (7,112,834)         (8,584,533)
       Income taxes payable ................................            (260,426)          1,018,129
                                                                    ------------        ------------
          Net cash provided by operating activities ........          16,764,096           9,915,990
                                                                    ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net ..................            (536,032)         (1,253,322)
  Proceeds from sale of property and equipment .............              18,936             106,201
                                                                    ------------        ------------
          Net cash used in investing activities ............            (517,096)         (1,147,121)
                                                                    ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net repayments under Revolving Credit Agreements .........         (12,474,858)         (5,171,897)
  Repayment of long-term debt ..............................            (669,579)           (788,442)
  Repayment of capital lease obligations ...................            (654,040)           (807,972)
  Increase (decrease) in book overdraft ....................            (332,440)           (654,802)
                                                                    ------------        ------------
          Net cash used in financing activities ............         (14,130,917)         (7,423,113)
                                                                    ------------        ------------
EFFECT OF FOREIGN CURRENCY EXCHANGE RATES ..................          (2,199,037)         (1,129,130)
                                                                    ------------        ------------
          Increase (decrease) in cash and cash equivalents .             (82,954)            216,626
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...........           4,898,838           2,345,634
                                                                    ------------        ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .................        $  4,815,884        $  2,562,260
                                                                    ============        ============

Non-cash financing and investing-activity:
  Capital leases incurred ..................................        $    119,637        $    335,446
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

3. INVENTORIES

      Inventories are comprised of the following:

                                             JANUARY 31, 2001    JULY 31, 2000
                                            ------------------  ---------------
   Purchased for resale ...............        $45,076,588        $55,686,257
   Operating supplies .................            541,406            536,818
                                               -----------        -----------
             Total ....................        $45,617,994        $56,223,075
                                               ===========        ===========

4.    CONTINGENCIES

      In December 1997, a legal action was instituted against the Company by an individual alleging claims for unfair competition (misappropriation), breach of contract, breach of implied in fact contract, and quasi contract in connection with alleged infringement resulting from the sale of Tornado Taz(TM). The plaintiff seeks to recover the Company's profits on the sale of the toy in question which could be as much as two million dollars or more, or alternatively the plaintiff may seek to recover royalties as a measure of damages. The Company responded by denying the essential allegations of the complaint and by filing counterclaims and by filing a motion for summary judgement. The plaintiff filed motions for summary judgement for dismissal of the claims and counterclaims. On January 21, 1999, a judge in the United States District Court Southern District of New York granted both the defendant's and plaintiff's motions for summary judgement dismissing the claims and counterclaims. On February 19, 1999, the plaintiff filed a notice of appeal with respect to the court's granting the Company's motion for summary judgement. The Company filed a similar notice on February 25, 1999 regarding the granting of the plaintiff's motion for summary judgement. The Court of Appeals reversed the grant of summary judgement against the plaintiff and affirmed the grant of summary judgement against the Company, thus dismissing all of the Company's counterclaims against the plaintiff, thereby remanding the matter back to the United States District Court Southern District of New York for trial. To date, no trial date has been set by the United States District Court. In September 2000, the District Judge allowed the Company to file another motion for summary judgement with the court requesting dismissal of plaintiff's claims against the defendant, which has not been ruled upon by the court.

5.    SUBSEQUENT EVENT

      On March 1, 2001, the Company received a Nasdaq Staff Determination indicating the Company no longer complies with the continued listing requirements of The Nasdaq Stock Market, and that its securities are therefore, subject to being delisted from the Nasdaq National Market. Specifically, the Company does not meet the continued listing requirements of NASD Marketplace Rule 4450(a)(5), as the Company's stock has failed to maintain a minimum bid price of $1.00 per share for the required 30 consecutive days. Furthermore, the Nasdaq is also concerned that the Company's common stock has failed to maintain a minimum market value of public float of $5 million for the required 30 consecutive days as required by NASD Marketplace Rule 4450(a)(2). The Company has exercised its right to appeal the Staff Determination and has requested a hearing before a Nasdaq Listing Qualifications Panel. Once requested, a hearing is automatically granted with an automatic stay which precludes further delisting actions by the Nasdaq Staff pending a review and final determination by the Nasdaq Panel. The Company has received notice that the hearing will be held on April 5, 2001. The Company intends to pursue all remedies necessary in support of maintaining its listing qualifications. There can be no assurance that the Panel will grant the Company's request for continued listing. If the Company's common stock is delisted from the Nasdaq National Market, then existing shareholders' ability to sell their shares may be adversely affected, and the Company's ability to obtain equity financing may be reduced.

      In February 2001, the Company received a letter of intent to purchase the Company's vending business, and substantially all related assets, for the sale price of $1.25 million, consisting of cash and a seller's note. The Company anticipates closing the transaction in April 2001.

6.  FORWARD CONTRACTS

      During the quarter ended January 31, 2001, the Company's European subsidiary did not enter into any new foreign exchange hedging contracts relative to certain payments arising out of its foreign operations and denominated in a currency other than its functional currency. The Company does not enter into these contracts for speculative purposes. One option contract with a notional value of approximately $1.5 million expired in November 2000 without being exercised. At January 31, 2001, the Company had one forward exchange contract outstanding, which will settle in August 2001. The notional value of the outstanding contract at issuance was approximately $3.0 million. At January 31, 2001, there was an unrealized gain of $70,026, net of tax of $37,706, under the contract, which has been recorded in other comprehensive loss. There were no realized hedging gains or losses from settlement of contracts in the second quarter of fiscal 2001.

7.  LICENSES

      On November 10, 2000, the Company entered into amendments with Warner Bros. Consumer Products ("Warner Bros.") relative to three significant entertainment character licensing agreements originally scheduled to expire on December 31, 2000. One of the entertainment character licensing agreements, as amended, provides the Company with licensing rights for Looney Tunes characters and other properties for amusement and retail distribution within Europe, Middle East and Africa ("EMEA"), another agreement provides the Company with worldwide licensing rights for Baby Looney Tunes characters for mass market retail distribution ("BLT"), and the third agreement provides the Company with licensing rights for Looney Tunes and other properties for retail distribution in Latin America ("LA"). The amendments extend the licensing terms of the EMEA and BLT agreements for up to two additional years, and until September 2001 for the LA agreement and the retail distribution portion of the EMEA agreement, and specifically provide for the payment of the remaining balance of the guaranteed minimum royalties due to the licensor over the extended two-year period.

      The aforementioned amendments were conditioned upon the Company obtaining renewals and extensions of the existing surety bonds from Amwest Surety Insurance Company securing payment of substantially all of the guaranteed minimum royalties due under the EMEA and BLT agreements over the amended licensing agreement periods by November 22, 2000. The Company secured renewals and extensions of the surety bonds by the specified deadline as required by the licensor.

      In connection with one of the aforementioned amendments, the Company agreed to modify the terms of an existing warrant agreement with the licensor to purchase up to 100,000 shares of the Company's common stock. The amendment extended the exercise period of the warrant for two additional years and reduced the purchase price per share from $15.4375 to $6.00, effective immediately upon execution of the amendment, and provides for an additional adjustment to the purchase price per share equal to the new Convertible Subordinated Debenture conversion price effective upon the Company's extension or refinancing of its Convertible Subordinated Debentures.

      In January 2001, the Company received notices of termination on several significant entertainment character licensing agreements from Warner Bros. due to the non-payment of past due royalties totaling approximately $3.2 million. On February 5, 2001, the Company secured an agreement with Warner Bros. that preserves the Company's licensing rights under these agreements, and provides for the rescheduling of the payment of royalty obligations on terms more favorable to the Company over the two-year period ended December 31, 2002. The Company has royalty commitments to Warner Bros. totaling approximately $21.4 million. Of this amount, $15.6 million represents minimum guaranteed royalties payable on the above three agreements with Warner Bros. that are payable in quarterly installments totaling approximately $1.5 million beginning March 1, 2001 with a final balloon payment of approximately $6.5 million due and payable on September 30, 2002 pursuant to the recent amendments and payment extensions secured from the licensor. The remaining royalty commitments are generally payable to the licensor on a monthly or quarterly basis as the royalties are earned from sales of licensed merchandise, or at specified dates in the form of advances against minimum guaranteed royalty commitments if the sales are not sufficient during the period to earn out the minimum guaranteed royalties.

      The Company has estimated that projected future revenues over the remaining term of the LA license agreement as recently amended will be insufficient to allow the Company to earn-out the guaranteed minimum royalties advanced or required to be paid to the licensor over the remaining terms of the agreement. Accordingly, the Company recorded a provision totaling $2.4 million in the second quarter of fiscal 2001 for the estimated guaranteed minimum royalty shortfall associated with this license and is reflected in cost of sales in the accompanying consolidated statement of operations.

8.  LONG-TERM DEBT

      On November 10, 2000, the Company's Credit Facility was amended ("Credit Facility") to permanently increase the advance rate percentage applicable to inventory from 50% to 55%, and to waive the Company's non-compliance with the net worth financial covenants under the Credit Facility at July 31, 2000 and to modify these same financial covenants for future periods. In addition, the Credit Facility was further amended to increase the fees that would be payable in the event the Credit Facility is terminated prior to maturity, and also requires the Company to reduce the term loan balance with the senior lender by sixty percent (60%) of the net proceeds from the sale of the Company's vending business assets. The term loan had a balance outstanding of $1.9 million at January 31, 2001. The Company's vending assets represent 1.1% of the total assets of the Company. The adjustment to the advance rate percentage increases the Company's borrowing availability relative to advances on eligible inventory by 5% during the peak season (June 1 to November 30), or approximately $1.1 million, based on current inventory levels. Prior to the amendment, the Company's advance rate applicable to inventory was 50% during the peak season and 55% during the non-peak season (December 1 to May 31).

      The Company had entered into a Convertible Loan Agreement ("Convertible Loan Agreement") dated July 3, 1997, pursuant to which the Company issued $15 million of Convertible Subordinated Debentures ("Debentures") to Renaissance US Growth & Income Trust PLC ($2.5 million), Renaissance Capital Growth & Income Fund III, Inc. ($2.5 million) and Banc One Capital Partners II, LLC ($10 million). In March 1999, the Company defaulted under certain financial covenants of the Convertible Loan Agreement, and in July 1999 the Company defaulted in the payment of interest due on the Debentures as required by its senior lenders. On October 22, 1999, the Company and the holders of the Debentures entered into a First Amendment to the Convertible Loan Agreement (the "First Amendment") which waived existing defaults under the Convertible Loan Agreement, provided consent to the Company's new senior credit facility, and modified the financial covenants in the Convertible Loan Agreement to conform to the financial covenants in the new senior credit facility. In addition, the First Amendment increased the interest rate from 8.5% to 10.5% per annum, changed the Debentures' final maturity date from June 30, 2004 to December 31, 2000, and adjusted the conversion price from $16 per share to $6 per share of common stock. In connection with the First Amendment, the Company granted the holders of the Debentures a first lien on its 51% interest in its Los Angeles warehouse and a second lien on substantially all its other domestic assets, with the exception of the Company's Chicago warehouse facility. The First Amendment also included limitations on the issuance of stock options to employees, and entitled the holders to two advisory board positions. The First Amendment also provides for permanent board seats proportionate to their ownership interests on an as converted basis, as well as limitations on the total number of board seats, which could have resulted in a change in control of the board if the Debentures were not paid in full by final maturity. The First Amendment also provides for a second reset of the conversion price based on the average closing price of the Company's stock for the month of December 2000, or $0.54865 per share, if the Debentures were not converted or paid in full by final maturity.

      Conversion of the debt under the Debentures into shares of the Company's common stock at the second reset price would result in the issuance to the holders of the Debentures of approximately 26.5 million shares of the Company's common stock and would give the Debenture holders majority ownership (78.2%) of the Company's outstanding common stock based on the number of shares outstanding as of March 9, 2001. In addition, if the Debenture holders exercised their right to request board seats proportionate to their ownership based on an assumed or actual conversion, then the Debenture holders would be entitled to up to 7 board seats based on a maximum of 9 available board positions, which would result in a change in majority control of the Company's board. Certain change of control events including, but not limited to, the acquisition by a person or a group of beneficial ownership directly or indirectly of 50% or more of the voting power of the total outstanding voting stock of the Company, or a change in the composition of the Company's board which would result in the failure of the current board to maintain majority control, would result in an event of default under the Company's Credit Facility. Such default, if not cured, would give the senior lender the right to accelerate demand for payment of the entire amount of the debt outstanding under the Credit Facility.

      Monthly principal payment requirements on the Company's Debentures commenced on June 30, 2000, at a rate of 1% of the outstanding principal balance. The Company defaulted in the payment of monthly principal and interest due under the Debentures beginning in October 2000, and defaulted in the payment of principal and interest totaling $15.1 at final maturity on December 31, 2000, and such defaults continue subject to the accrual of additional interest, until resolved. As a result of the default in the payment of principal and interest on the Debentures, the Company is also in default of certain cross-default covenants of its Credit Facility. In addition, the Company is also in default of financial net worth covenants of its Credit Facility. Because of the defaults under the Credit Facility, the senior lender thereunder currently has the right to accelerate demand for payment of the entire amount of principal, plus accrued and unpaid interest, under the Credit Facility. In the event of the acceleration of the Debentures and/or Credit Facility, the Company has insufficient funds to pay amounts that would then be due and payable. As of January 31, 2001, approximately $19.0 million in borrowings were outstanding under the Credit Facility. As a result of the forgoing, the Company has classified all debt as current until such time as the Company restructures or refinances the Debentures and receives appropriate waivers from the Debenture holders and the senior lender. The Company is in discussions with the senior lender relative to restructuring the financial covenants and obtaining additional borrowings under the Credit Facility. The senior lender has allowed the Company to continue to borrow under the Credit Facility, under the terms of the Credit Facility, and has not exercised any rights or remedies available under the Credit Facility as a result of the defaults.

      On February 26, 2001, the Company reached an agreement in the form of a non-binding term sheet with the holders of its Debentures to restructure and extend the final maturity of the Debentures until December 31, 2002. As part of the restructuring, the holders of the Debentures will not exercise their present right to accelerate demand for payment of the entire amount of debt outstanding under the Debentures, and will relinquish all conversion rights now associated with the Debentures, including without limitation, rights to control board seats. In exchange, the holders of the Debentures will receive warrants to purchase up to 1.5 million shares of the Company's common stock based on the average closing price of the Company's common stock for the 30-day period preceding the closing date of the restructuring. Shareholder approval prior to the issuance of the warrants may be required pursuant to NASD Rule 4350(i)(1)(D). In addition, the holders of the Debentures will receive a subordinate pledge of 65% of the stock of certain subsidiaries of the Company and a second subordinate lien on the Company's Chicago warehouse facility, subject to the consent and approval of the Company's senior lender. The Company must continue to meet periodic principal and interest payment requirements and must comply with certain newly established "EBITDA" financial covenants. The agreement is subject to the payment at closing by the Company of past due principal and interest due under the Debentures totaling approximately $1.6 million. Other terms of the restructuring include the waiver of existing events of default outstanding under the Debentures and promissory notes. The holders of the Debentures have agreed to a standstill until March 30, 2001 in order to allow the parties time to prepare and complete final documentation. The holders of the Debentures may not take legal action against the Company to collect on the debt during the two-year extension period unless the Company fails to make periodic payments or violates the financial covenants. However, there can be no assurance that the Company will be able to satisfactorily restructure the Debentures and resolve the defaults outstanding under the Credit Facility or, that if obtained, that the terms will be as favorable to the Company as those contained in the current credit arrangements. If the Company fails to restructure and extend the Debentures and resolve the defaults outstanding under the Credit Facility, all amounts would be due and payable and the Company has insufficient funds to satisfy such obligations.

      Play By Play Europe previously had credit facilities with three separate banks in Europe that merged into a single entity resulting in a greater concentration of Company's credit arrangements within the surviving bank ("Bank"). To reduce the increased concentration of the Bank's credit risk, the Bank advised the Company that it was progressively reducing its credit commitment to the Company from 1.1 billion pesetas (approximately $6.0 million) at March 31, 2000, to 575 million pesetas (approximately $3.2 million) by November 30, 2000, concurrent with the maturity date of the credit arrangements with the Bank. The Company has secured credit arrangements with the Bank that provide for an aggregate credit commitment of 550 million pesetas (approximately $3.1 million at March 5, 2001) that mature in November 2001. In addition, the Company has secured credit arrangements with nine other banks that provide for aggregate credit commitments of 2.7 billion pesetas (approximately $15.0 million at March 5, 2001). The credit arrangements with the banks consist principally of letter of credit, discounting and revolving loan facilities.

9.  COMPREHENSIVE LOSS

      The Company's comprehensive loss is comprised of net loss and foreign currency translation adjustments. The components of comprehensive loss are as follows:

                                               THREE MONTHS ENDED JANUARY 31,             SIX MONTHS ENDED JANUARY 31,
                                              ---------------------------------         ---------------------------------
                                                  2001                 2000                 2001                 2000
                                              ------------         ------------         ------------         ------------
   Net loss .............................     $(12,107,774)        $ (3,091,125)        $(13,119,305)        $ (1,937,120)
   Unrealized gain (loss) on
     forward contracts ..................          160,202                 --                 70,026                 --
   Foreign currency
     translation adjustment .............       (2,423,586)            (478,891)          (2,199,037)          (1,129,130)
                                              ------------         ------------         ------------         ------------

   Comprehensive loss ...................     $(14,371,158)        $ (3,570,016)        $(15,248,316)        $ (3,066,250)
                                              ============         ============         ============         ============

10.  LOSS PER SHARE

      Basic loss per common share was computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share differs from basic loss per share due to the assumed exercises and conversions of dilutive options, warrants and convertible debt that were outstanding during the period.

      The calculations of basic and diluted loss per share for the three and six month periods ended January 31, 2001 and 2000 are as follows:


                                                                      THREE MONTHS ENDED JANUARY 31,
                                          -----------------------------------------------------------------------------------
                                                            2001                                       2000
                                          ----------------------------------------   ----------------------------------------
                                                              Common         Per                         Common       Per
                                              Loss             Shares       Share       Loss             Shares       Share
                                          ----------------------------------------   ----------------------------------------
BASIC EPS:
As reported ...........................   $(12,107,774)       7,395,000    $(1.64)   $ (3,091,125)       7,395,000    $(0.42)

EFFECT OF DILUTIVE SECURITIES:
Options ...............................           --               --                                         --       --
Warrants ..............................           --               --                                         --       --
Convertible Subordinated Debentures ...           --               --                                         --       --
                                          ----------------------------------------   ----------------------------------------
DILUTED EPS: ..........................   $(12,107,774)       7,395,000    $(1.64)   $ (3,091,125)       7,395,000    $(0.42)
                                          ========================================   ========================================


                                                                      SIX MONTHS ENDED JANUARY 31,
                                          -----------------------------------------------------------------------------------
                                                            2001                                       2000
                                          ----------------------------------------   ----------------------------------------
                                                              Common         Per                         Common       Per
                                              Loss             Shares       Share       Loss             Shares       Share
                                          ----------------------------------------   ----------------------------------------
BASIC EPS:
As reported ...........................   $(13,119,305)       7,395,000    $(1.77)   $ (1,937,120)       7,395,000    $(0.26)

EFFECT OF DILUTIVE SECURITIES:
Options ...............................           --               --                                         --       --
Warrants ..............................           --               --                                         --       --
Convertible Subordinated Debentures ...           --               --                                         --       --
                                          ----------------------------------------   ----------------------------------------
DILUTED EPS: ..........................   $(13,119,305)       7,395,000    $(1.77)   $ (1,937,120)       7,395,000    $(0.26)
                                          ========================================   ========================================

      During the three months ended January 31, 2001 and 2000, and the six months ended January 31, 2001 and 2000, the Company had various amounts of common stock options and warrants outstanding which were not included in the diluted earnings per share calculation because the options and warrants would have been anti-dilutive. In addition, the assumed conversion of the Debentures into the Company's common stock at January 31, 2001 was not included in the diluted earnings per share calculation because it would have been anti-dilutive.

11.  DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

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

      The Company evaluates performance based on several factors, of which the primary financial measures are segment revenues and gross profit. Identifiable assets are not broken out by business segment as both retail and amusement business segments share common operating and administrative facilities and assets are not identifiable to either business segment. As such, segment assets are not relevant for management of the Company's business segments.

Information about revenue segments is presented below.

                                                            REVENUE SEGMENTS
                                         AMUSEMENT              RETAIL                OTHER                  TOTAL
                                        -----------           -----------           -----------           -----------
THREE MONTHS ENDED
JANUARY 31, 2001
Net sales ......................        $15,382,725           $ 4,732,133           $ 1,362,409           $21,477,267
Cost of sales ..................         14,470,165             3,570,361               723,649            18,764,175
                                        -----------           -----------           -----------           -----------
Gross profit ...................            912,560             1,161,772               638,760             2,713,092

THREE MONTHS ENDED
JANUARY 31, 2000
Net sales ......................        $18,876,835           $ 7,442,315           $ 1,423,401           $27,742,551
Cost of sales ..................         11,769,825             5,506,901               648,061            17,924,787
                                        -----------           -----------           -----------           -----------
Gross profit ...................          7,107,010             1,935,414               775,340             9,817,764

SIX MONTHS ENDED
JANUARY 31, 2001
Net sales ......................        $47,436,535           $12,813,464           $ 2,804,343           $63,054,342
Cost of sales ..................         36,520,529             9,715,498             1,477,487            47,713,514
                                        -----------           -----------           -----------           -----------
Gross profit ...................         10,916,006             3,097,966             1,326,856            15,340,828

SIX MONTHS ENDED
JANUARY 31, 2000
Net sales ......................        $49,979,555           $23,301,633           $ 2,611,187           $75,892,375
Cost of sales ..................         33,420,586            16,860,821             1,226,579            51,507,986
                                        -----------           -----------           -----------           -----------
Gross profit ...................         16,558,969             6,440,812             1,384,608            24,384,389


The following are net sales by geographic areas for the three and six months ended January 31:

                                         THREE MONTHS ENDED JANUARY 31,               SIX MONTHS ENDED JANUARY 31,
                                        ---------------------------------           ---------------------------------
                                           2001                  2000                  2001                  2000
                                        -----------           -----------           -----------           -----------
Domestic .......................        $11,426,172           $16,852,697           $37,780,158           $48,703,639
International ..................          6,196,080             7,574,960            17,401,624            17,567,411
Latin America ..................          3,855,015             3,314,894             7,872,560             9,621,325
                                        -----------           -----------           -----------           -----------
                                        $21,477,267           $27,742,551           $63,054,342           $75,892,375

Indentifiable Assets:

                                     JANUARY 31,           JULY 31,
                                        2001                 2000
                                    ------------        ------------
Domestic ....................       $ 66,709,989        $ 99,496,109
Foreign .....................         47,748,926          50,733,839
                                    ------------        ------------
                                    $114,458,915        $150,229,948

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

GENERAL

      The Company's principal business is to design, develop, market and distribute stuffed toys and novelty items based on licensed entertainment characters and trademarks. The Company also designs, develops, markets and distributes electronic toys and non-licensed stuffed toys and novelties. While the Company is organized and managed internally by sales and operating divisions, revenues are segmented and reported in two reportable business segments, retail and amusement. The Company's retail sales operations involve the sale of products to customers in retail markets for resale to their customers, and the amusement sales operations involve the sale of products to customers in amusement markets for use principally as redemption prizes. The Company's toy operations accounted for 93.7% and 94.9% of net sales for second quarter of fiscal 2001 and fiscal 2000, respectively, and 95.6% and 96.6% of net sales for the first half of fiscal 2001 and fiscal 2000, respectively.

      Most of the Company's international toy sales are made in European countries by PlayoByOPlay Europe, S.A. located in Valencia, Spain and by PlayOByOPlay U.K. Ltd. Located in Doncaster, England. To date, the cost of most direct shipment sales from third-party manufacturers to international customers has been borne by PlayOByOPlay Europe and have been denominated in United States dollars. Accordingly, the Company is exposed to foreign currency risk from the shipment date until receipt of payment. Substantially all other sales by such subsidiaries are transacted in Spanish pesetas or British pounds, their functional currencies, and therefore any gain or loss on currency translation is reported as a component of Shareholders' Equity on the Company's consolidated financial statements. In addition, the Company faces similar risk on inventory purchases from third-party manufacturers by the Company's European subsidiaries. These transactions are also denominated in United States dollars so foreign currency risk exists from the time that the subsidiaries are notified of the shipment until payment is made.

      Some of the Company's license agreements require royalty payments in Canadian dollars. Likewise, some of PlayOByOPlay Europe's license agreements require payments in United States dollars. As a result, the Company experiences currency risk to the extent that exchange rates fluctuate from the date the royalty liability or minimum guarantee is incurred until the date the royalty is actually paid to the licensor. Additionally, the Company is exposed to foreign currency risk for intercompany receivable and payable transactions through the settlement date.

      Net sales in Spain and the United Kingdom reported in U.S. Dollars were $4.7 million and $1.5 million, respectively, for the second quarter of fiscal 2001 and $11.8 million and $5.6 million, respectively, for the first half of fiscal 2001. Total cost of sales for Spain and the United Kingdom reported in U.S. Dollars were $3.2 million and $1.1 million, respectively, for the second quarter of fiscal 2001 and $8.1 million and $3.9 million, respectively, for the first half of fiscal 2001. As a result of the weakening of the Spanish Peseta and British Pound versus the U.S. Dollar, European sales as reported in U.S. Dollars were negatively impacted by the foreign exchange rates, while European cost of sales as reported in U.S. Dollars were positively impacted by the foreign exchange rates. European sales would have increased by approximately $1.0 million and $3.0 million for the second quarter of fiscal 2001 and the first half of fiscal 2001, respectively, and European cost of sales would have increased by approximately $690,000 and $2.1 million for the second quarter of fiscal 2001 and the first half of fiscal 2001, respectively, if the exchange rates had remained constant with the prior year's exchange rates.

      The second quarter and six months ended January 31, 2001 have proven challenging for the Company. Liquidity issues and declining sales continued to impact the Company. The Company's liquidity situation remains tight and available borrowings under the Company's revolving credit facilities are limited. The Company is aggressively reducing inventory levels to improve cash flows and reduce the Company's warehouse capacity requirements. These inventory reductions have impacted the Company's overall margins and results of operations due to reduced pricing necessary to stimulate sales. The liquidity situation may impact the Company's ability to source merchandise with certain vendors which may restrict terms and tighten credit policies toward the Company.

      The Company reached a non-binding agreement with the holders of its Convertible Subordinated Debentures ("Debentures") on February 26, 2001 to restructure and extend the final maturity of the Debentures until December 31, 2002. The Company faces significant cash flow challenges to meet the debt service requirements under the restructured Debentures. Similarly, the Company recently renegotiated more favorable payment terms of royalty obligations payable under several licensing agreements with Warner Bros. Consumer Products in an attempt to improve its liquidity and to cure royalty payment defaults under these agreements. The Company is exploring other opportunities to improve its liquidity including the sale of its vending business, sale or sale/leaseback transactions involving the Company's owned real estate and the sale or closure of other non-core business units.

      The Company's overall sales have declined from the same period a year ago, most notably in the Company's retail operations and also within its amusement operations. The Company has been aggressively restructuring its retail sales operations, refocusing product lines away from licensed plush and licensed feature plush into other less troubled categories, such as dolls, electronics and boys' toys. With respect to the Company's amusement sales operations, international amusement sales have increased over the comparable period a year ago; however, domestic amusement sales have declined from the prior year, resulting in an overall decline in amusement sales on a consolidated basis. The decline in domestic amusement sales is most notable within sales to crane, arcade, fundraising and premiums customers. While liquidity issues have impacted the Company's sales activities due to such things as fulfillment delays and reduced orders from customers concerned about the Company's financial situation, amusement industry issues such as slowing attendance at arcades and family fun centers, a maturing crane and arcade industry, increased competition, the absence of "hit" licensed properties in the current season and softening demand for Looney Tunes merchandise have impacted the Company's amusement sales.

      The Company has experienced increased competition from industry competitors for entertainment character licensing opportunities in part due to the Company's liquidity situation. The Company faces significant liquidity demands to service the guaranteed royalty commitments on three particular licensing agreements with Warner Bros. Consumer Products over the next two calendar years. As indicated previously, the Company has negotiated more favorable extended payment terms of these guaranteed royalties; however, the negative impact on the Company's liquidity is compounded by the fact that sales of merchandise under these license agreements have not performed to levels required to enable the Company to generate the cash flows necessary to service the guaranteed royalty commitments.

      Management's goal is to return the Company to profitability. The current liquidity situation requires the Company to take actions to improve liquidity and cash flows that will impact near term profitability. The Company is on an aggressive cost reduction and restructuring plan. This is evident by significant personnel cuts, facility downsizings and closures, and the elimination of non-producing or non-core business units. During the first six months of the current fiscal year, the Company eliminated a significant number of positions on a worldwide basis, closed its Miami, Florida, and Woodinville, Washington distribution centers and consolidated its New York City office and showroom into a single facility. In the past several months, the Company has aggressively reduced temporary third party storage arrangements further reducing the Company's operating costs.

The Company also commenced plans to significantly reduce distribution capacity at its San Antonio, Texas and Los Angeles, California distribution centers. To further reduce operating costs the Company is in the process of ceasing finishing production operations at its distribution center in San Antonio, Texas, concentrating these activities at distribution centers in Los Angeles, California and Chicago, Illinois.

RESULTS OF OPERATIONS

      The following unaudited table sets forth the Company's results of operations and results of operations as a percentage of net sales for the periods indicated below:

                                                     THREE MONTHS ENDED                           SIX MONTHS ENDED
                                            -------------------------------------     -------------------------------------
                                                          JANUARY 31,                             JANUARY 31,
                                            -------------------------------------     -------------------------------------
                                                  2001                 2000                2001                 2000
                                            ----------------     ----------------     ----------------     ----------------
                                              $         %           $         %          $        %           $        %
                                            ------    ------     ------    ------     ------    ------     ------    ------
Net sales .............................       21.5     100.0%      27.7     100.0%      63.1     100.0%      75.9     100.0%
Cost of sales .........................       18.8      87.4%      17.9      64.6%      47.7      75.7%      51.5      67.9%
                                            ------    ------     ------    ------     ------    ------     ------    ------
Gross profit ..........................        2.7      12.6%       9.8      35.4%      15.3      24.3%      24.4      32.1%
Selling, general and
     administrative expenses ..........       13.1      61.0%      11.7      42.1%      24.6      39.0%      23.3      30.7%
                                            ------    ------     ------    ------     ------    ------     ------    ------
Operating income (loss) ...............      (10.4)   -48.4%       (1.9)    -6.7%       (9.3)   -14.7%        1.1       1.4%
Interest expense ......................       (1.5)    -7.0%       (1.5)    -5.5%       (3.2)    -5.1%       (3.1)    -4.1%
Interest income .......................        0.1       0.3%       0.0       0.0%       0.1       0.2%       0.0       0.1%
Other income ..........................       (0.2)    -1.1%        0.1       0.3%      (0.0)      0.0%       0.1       0.1%
Income tax benefit (provision) ........       (0.0)    -0.2%        0.2       0.8%      (0.7)    -1.2%        0.0       0.0%
                                            ------    ------     ------    ------     ------    ------     ------    ------
Net loss ..............................      (12.1)   -56.4%       (3.1)   -11.1%      (13.1)   -20.8%       (1.9)    -2.6%
                                            ======    ======     ======    ======     ======    ======     ======    ======


THREE MONTHS ENDED JANUARY 31, 2001 AND 2000

                                     AMUSEMENT                        RETAIL                        TOTAL TOY SALES
                          ------------------------------    ----------------------------   -------------------------------
                                    JANUARY 31,                      JANUARY 31,                     JANUARY 31,
                          ------------------------------    ----------------------------   -------------------------------
                           2001    2000   CHANGE    %        2001   2000  CHANGE    %        2001    2000   CHANGE     %
                          ------  ------  ------  ------    ------ ------ ------  ------    ------  ------  ------  ------
Net sales ............      15.4    18.9    (3.5) -18.5%       4.7    7.4   (2.7) -36.4%      20.1    26.3    (6.2) -23.6%
Cost of sales ........      14.5    11.8     2.7    22.9%      3.6    5.5   (1.9) -35.2%      18.0    17.3     0.8     4.4%
                          ------  ------  ------  ------    ------ ------ ------  ------    ------  ------  ------  ------
Gross profit .........       0.9     7.1    (6.2) -87.2%       1.2    1.9   (0.8) -40.0%       2.1     9.0    (7.0) -77.1%
                          ======  ======  ======            ====== ====== ======            ======  ======  ======


      NET SALES. Net sales for the three months ended January 31, 2001 were $21.5 million, a decrease of 22.6%, or $6.3 million, from $27.7 million in the comparable period in fiscal 2000. The decrease in net sales was primarily attributable to a decrease in the Company's worldwide retail net sales of 36.4%, or $2.7 million, to $5.7 million, and a decrease in the Company's worldwide amusement net sales of 18.5%, or $3.5 million, to $15.4 million over the comparable period in fiscal 2000. Retail sales for the second quarter were down primarily due to a decline in sales of licensed plush at mass market retail and licensed feature plush, which the Company believes is an industry wide problem. In addition, the Company believes its retail turnaround efforts will not produce meaningful results until the middle to latter part of calendar 2001 as it diversifies into other less troubled categories. The decrease in amusement sales in the second quarter occurred principally within the Company's domestic markets and resulted in part from the timing of sales to the Company's Fun Services franchisees in which orders were filled in the first quarter of the current year, whereas, due to product fulfillment delays, the orders were filled in the second quarter in the prior year. On a year to year basis, sales to the franchisees for the first six months were down slightly. In addition, domestic amusement sales were impacted by softening demand for Looney Tunes merchandise. Decreases in domestic amusement sales were partially offset by increases in international amusement sales, while Latin American amusement sales remained flat. Domestic net toy sales for the second quarter of fiscal 2001 compared to the second quarter of fiscal 2000 decreased 33.3%, or $5.4 million, to $10.8 million. International net toy sales decreased 18.2%, or $1.4 million, to $6.2 million, due in large part to recent weakness in the Spanish Peseta and the British Pound, the functional currencies of the Company's European subsidiaries, versus the U.S. Dollar, and Latin America net toy sales increased 21.4%, or $554,000, to $3.1 million.

      Net toy sales to retail customers for the second quarter of fiscal 2001 and fiscal 2000 were $4.7 million and $7.4 million, respectively, which accounted for 22.0% and 26.8%, respectively, of the Company's net sales. The 36.4%, or $2.7 million, decrease in net sales to retail customers from the second quarter of fiscal 2000 to the second quarter of fiscal 2001 is attributable to a decrease in sales of licensed electronic toys of 76.7%, or $1.1 million, to $337,000, from $1.4 million, a decrease in sales of non-licensed electronic toys of 91.3%, or $691,000, to $66,000, from $757,000, a decrease in sales of licensed plush of 13.9%, or $694,000, to $4.3 million, from $5.0 million, and a decrease in sales of PLAYOFACES(R) of 84.3%, or $218,000, to $41,000, from $259,000.

      Net toy sales to amusement customers for the second quarter of fiscal 2001 and fiscal 2000 were $15.4 million and $18.9 million, respectively, which accounted for 71.6% and 68.0%, respectively, of the Company's net sales. The decrease of 18.5%, or $3.5 million, is primarily attributable to decreased sales of licensed plush of 15.5%, or $1.3 million, to $7.2 million, from $8.5 million, decreased sales of non-licensed plush toys of 20.3%, or $1.8 million, to $7.0 million, from $8.8 million, and decreased sales of novelty items of 24.7%, or $396,000, to $1.2 million, from the comparable period in fiscal 2000.

      Net sales of licensed products for the second quarter of fiscal 2001 were $11.8 million, a decrease of 22.0%, or $3.3 million, from $15.2 million in the comparable period of fiscal 2000. The decrease in licensed product sales was primarily attributable to a decrease in sales of the Company's licensed electronic toys of 76.7%, or $1.1 million, to $337,000, from $1.4 million in the comparable period of fiscal 2000. Net sales of licensed plush toys accounted for $11.5, or 57.0%, of the Company's net toy sales for the second quarter of fiscal 2001 compared to $13.5, or 51.2%, of the Company's net toy sales, in the comparable period of fiscal 2000. Within licensed products, sales of Looney Tunes' characters accounted for $4.9 million, or 24.5%, of the Company's net toy sales for the second quarter of fiscal 2001 compared to $8.4 million, or 31.5%, in the comparable period of fiscal 2000.

      Net sales of non-licensed products for the second quarter of fiscal 2001 decreased 25.7%, or $2.9 million, to $8.3 million, from $11.1 million in the comparable period of fiscal 2000. This decrease is primarily attributable to a decrease in sales of non-licensed plush of $1.8 million, a decrease in sales of non-licensed electronic toys of $691,000, and a decrease in sales of non-licensed novelty items of $396,000.

      GROSS PROFIT. Gross profit decreased 72.4%, or $7.1 million, to $2.7 million for the second quarter of fiscal 2001 from $9.8 million in the comparable period of fiscal 2000. This decrease was principally due to the lower overall sales as compared to the same period a year ago, as well as from reduced margins on sales made within the Company's worldwide amusement division in connection with the Company's inventory reduction initiatives, domestic retail division, and Latin American retail division, partially offset by increased margins on the Company's international retail sales. In addition, the Company recorded a charge of $2.4 million relative to a recently amended licensing agreement with Warner Bros. that the Company anticipates it will be unable to earn out over the remaining term of the agreement. Gross profit as a percentage of net sales decreased to 12.6% for the second quarter of fiscal 2001 from 35.4% in the comparable period in fiscal 2000.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased approximately 12.1%, or $1.4 million, to $13.1 million for the second quarter of fiscal 2001 from $11.7 million in the comparable period in fiscal 2000. The increase over the comparable period a year ago was primarily attributable to a $1.7 million charge to write-down vending business assets that are held for sale to net realizable value. Excluding this charge, selling, general and administrative expenses would have decreased approximately 2.8%, or $322,000, to $11.4 million for the second quarter of fiscal 2001. This decrease is primarily attributable to a decrease over the comparable period a year ago of $1.5 million in operating costs related to the Company's direct marketing business, which was discontinued in July 2000, offset by losses totaling $450,000 related to the settlement of certain litigation pending against the Company and non-insured product damage losses, increased product development costs totaling $171,000, increased legal and professional fees of $222,000 related principally to litigation and other legal matters, and a $219,000 increase in amortization expense related principally to the amortization of costs related to the Company's ERP system. As a percentage of net sales, selling, general and administrative expenses increased to 61.0% for the second quarter of fiscal 2001 from 42.1% in the comparable period in fiscal 2000.

      INTEREST EXPENSE. Interest expense remained relatively flat at $1.5 million for the second quarter of fiscal 2001 and fiscal 2000.

      INCOME TAX EXPENSE. Income tax expense for the second quarter of fiscal 2001 reflects income taxes on the taxable income of certain of the Company's foreign subsidiaries. Income tax expense for the second quarter of fiscal 2000 reflects the utilization of domestic and international net operating loss carryforwards incurred in fiscal year 1999 as well as the net loss for the period.

SIX MONTHS ENDED JANUARY 31, 2001 AND 2000

                                      AMUSEMENT                       RETAIL                         TOTAL TOY SALES
                          ------------------------------  --------------------------------    --------------------------------
                                     JANUARY 31,                    JANUARY 31,                        JANUARY 31,
                          ------------------------------  --------------------------------    --------------------------------
                           2001    2000   CHANGE    %      2001    2000    CHANGE     %        2001    2000    CHANGE     %
                          ------  ------  ------  ------  ------  ------   ------   ------    ------  ------   ------   ------
Net sales ............      47.4    50.0    (2.5)  -5.1%    12.8    23.3    (10.5)  -45.0%      60.2    73.3    (13.0)  -17.8%
Cost of sales ........      36.5    33.4     3.1     9.3%    9.7    16.9     (7.1)  -42.4%      46.2    50.3     (4.0)   -8.0%
                          ------  ------  ------  ------  ------  ------   ------   ------    ------  ------   ------   ------
Gross profit .........      10.9    16.6    (5.6)  -34.1%    3.1     6.4     (3.3)  -51.9%      14.0    23.0     (9.0)  -39.1%
                          ======  ======  ======          ======   ======   ======            ======   ======  ======

      NET SALES. Net sales for the six months ended January 31, 2001 were $63.1 million, a decrease of 16.9%, or $12.8 million, from $75.9 million in the comparable period in fiscal 2000. The decrease in net sales was primarily attributable to a decrease in the Company's worldwide retail net sales of 45.0%, or $10.5 million, to $12.8 million, and a decrease in the Company's worldwide amusement net sales of 5.0%, or $2.5 million, to $47.4 million over the comparable period in fiscal 2000. Retail sales for the first half of fiscal 2001 were down primarily due to a decline in sales of licensed plush at mass market retail and licensed feature plush, which the Company believes is an industry wide problem. In addition, the Company believes its retail turnaround efforts will not produce meaningful results until the middle to latter part of calendar 2001 as it diversifies into other less troubled categories. The decrease in amusement sales in the first half of fiscal 2001 occurred principally within the domestic amusement market and was concentrated within the Company's crane and arcade customer base. The Company believes this decrease was related to a number of industry factors including increased competition, a maturing market and slowing attendance at arcades and family fun centers. In addition, the Company's sales to fundraising customers decreased due to product fulfillment issues caused by the Company's liquidity situation. Amusement sales have also been impacted by softening demand for Looney Tunes merchandise. Decreases in domestic amusement sales were partially offset by increases in international amusement sales, while Latin American amusement sales remained flat. Domestic net toy sales for the first half of fiscal 2001 compared to the first half of fiscal 2000 decreased 23.0%, or $10.9 million, to $36.4 million. International net toy sales decreased 0.9%, or $166,000 to $17.4 million, in part due to recent weakness in the Spanish Peseta and the British Pound, the functional currencies of the Company's European subsidiaries, versus the U.S. Dollar, and Latin America net toy sales decreased 23.4%, or $2.0 million, to $6.4 million.

      Net toy sales to retail customers for the first half of fiscal 2001 and fiscal 2000 were $12.8 million and $23.3 million, respectively, which accounted for 20.3% and 30.7%, respectively, of the Company's net sales. The 45.0%, or $10.5 million, decrease in net sales to retail customers from the first half of fiscal 2000 to the first half of fiscal 2001 is attributable to a decrease in sales of licensed electronic toys of 74.6%, or $4.4 million, to $1.5 million, from $5.8 million, a decrease in sales of licensed plush of 23.7%, or $3.3 million, to $10.5 million, from $13.8 million, a decrease in sales of non-licensed electronic toys of 74.9%, or $2.1 million, to $700,000, from $2.8 million, and a decrease in sales of PLAYOFACES(R) of 85.6%, or $770,000, to $130,000, from $899,000.

      Net toy sales to amusement customers for the first half of fiscal 2001 and fiscal 2000 were $47.4 million and $50.0 million, respectively, which accounted for 75.2% and 65.9%, respectively, of the Company's net sales. The decrease of 5.1%, or $2.5 million, is primarily attributable to decreased sales of non-licensed plush toys of 13.5%, or $2.5 million, to $16.3 million, from $18.8 million in the comparable period in fiscal 2000.

      Net sales of licensed products for the first half of fiscal 2001 were $37.9 million, a decrease of 18.1%, or $8.4 million, from $46.2 million in the comparable period of fiscal 2000. The decrease in licensed product sales was primarily attributable to a decrease in sales of licensed electronic toys of 74.6%, or $4.4 million, to $1.5 million, from $5.8 million in the comparable period of fiscal 2000. Net sales of licensed plush toys accounted for $36.3, or 60.2%, of the Company's net toy sales for the first half of fiscal 2001 compared to $39.5, or 53.9%, of the Company's net toy sales, in the comparable period of fiscal 2000. Within licensed products, sales of Looney Tunes' characters accounted for $14.9 million, or 24.7%, of the Company's net toy sales for the first half of fiscal 2001 compared to $25.9 million, or 34.9%, in the comparable period of fiscal 2000.

      Net sales of non-licensed products for the first half of fiscal 2001 decreased 17.3%, or $4.7 million, to $23.4 million, from $27.1 million in the comparable period of fiscal 2000. This decrease is primarily attributable to a decrease in sales of non-licensed electronic toys of $2.1 million and a decrease in sales of non-licensed plush of $2.5 million.

      GROSS PROFIT. Gross profit decreased 37.1%, or $9.0 million, to $15.3 million for the first half of fiscal 2001 from $24.4 million in the comparable period of fiscal 2000 due to lower overall sales as compare to the same period a year ago. Gross profit was also impacted by reduced margins on sales made within the Company's domestic and international amusement divisions in connection with the Company's inventory reduction initiatives, domestic retail division, and Latin American retail division, partially offset by increased margins on the Company's international retail sales. In addition, the Company recorded a charge of $2.4 million in the second quarter relative to a recently amended licensing agreement with Warner Bros. that the Company anticipates it will be unable to earn out over the remaining term of the agreement. Gross profit as a percentage of net sales decreased to 24.3% for the second quarter of fiscal 2001 from 32.1% in the comparable period in fiscal 2000.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased approximately 5.6%, or $1.3 million, to $24.6 million for the first half of fiscal 2001 from $23.3 million in the comparable period in fiscal 2000. The increase over the comparable period a year ago was primarily attributable to a $1.7 million charge recorded in the second quarter of fiscal 2001 to write-down vending business assets that are held for sale to net realizable value. Excluding this charge, selling, general and administrative expenses decreased approximately 1.9%, or $444,000, to $22.9 million for the first half of fiscal 2001. This decrease is primarily attributable to a decrease of $2.5 million in operating costs related to the Company's direct marketing business, which was discontinued in July 2000, offset by losses totaling $450,000 related to the settlement of certain litigation pending against the Company and non-insured product damage losses, increased seasonal temporary personnel costs and benefit costs totaling $507,000, increased legal and professional fees of $613,000 related principally to litigation and other legal matters, and a $465,000 increase in amortization expense related principally to the amortization of costs related to the Company's ERP system. Selling, general and administrative expenses as a percentage of net sales increased to 39.0% for the first half of fiscal 2001 from 30.7% in the comparable period in fiscal 2000.

      INTEREST EXPENSE. Interest expense increased $92,000, to $3.2 million, for the first half of fiscal 2001 from $3.1 million in the comparable period of fiscal 2000. The increase is attributable to increased borrowing costs, principally as a result of increases in the interest rates on loan amounts outstanding under the Company's Credit Facility, offset by decreased borrowings outstanding under the Company's revolving lines of credit.

      INCOME TAX EXPENSE. Income tax expense for the first half of fiscal 2001 reflects income taxes on the taxable income of certain of the Company's foreign subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

      At January 31, 2001, the Company had negative working capital of $2.8 million compared to positive working capital of $8.8 million at July 31, 2000. Generally, the Company satisfies its capital requirements and seasonal working capital needs with cash flows primarily from borrowings and operations. The Company's primary capital needs have consisted of repayment of indebtedness, funding for inventory, property, plant and equipment, customer receivables, letters of credit, licensing agreements, international expansion and business acquisitions.

      The Company's operating activities provided net cash of $16.8 million and $9.9 million in the first six months of fiscal 2001 and 2000, respectively. The cash flow from operations in the first six months of fiscal 2001 was primarily affected by decreases in inventory, accounts receivable and prepaids, and increases in accounts payable and accrued liabilities.

      Net cash used in investing activities during the first six months of fiscal 2001 and 2000 was $517,000 and $1.1 million, respectively. For the first six months of fiscal 2001, net cash used in investing activities consisted of $536,000 of expenditures for property and equipment. In the first six months of fiscal 2000, net cash used in investing activities consisted principally of the purchase of property and equipment of $1.3 million.

      Financing activities used net cash of $14.1 million and $7.4 million during the first six months of fiscal 2001 and fiscal 2000, respectively. During the first six months of fiscal 2001, the Company received aggregate advances of $43.2 million under, and made repayments of $55.7 million on, its Credit Facility (as amended through November 10, 2000, the "Credit Facility"), and reduced the principal on its long-term loans by $207,000. During the first six months of fiscal 2000, the Company received aggregate advances of $59.0 million under, and made repayments of $64.1 million on, its credit facilities, and reduced the principal on its long-term loans by $2.5 million.

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

      As indicated, the Company has borrowed substantially all of its available capacity under its senior credit facility and the Company is in discussions with the senior lender relative to restructuring the credit facility to provide increased borrowing availability. The Company's cash flows are highly dependent on future sales and collections of receivables generated from sales and borrowings under the Company's senior credit facility and other revolving credit facilities. If the Company is unable to restructure and extend the Debentures and resolve defaults outstanding under the Credit Facility, the Company would remain in default under its Credit Facility. As such, the Company's liquidity is dependent on the senior lender's willingness to continue to provide advances to the Company under the Credit Facility. In the absence of this willingness by the senior lender, the Company would not have sufficient liquidity to meet its obligations and would be required to seek protection from its creditors. As indicated, the Company is attempting to address its liquidity deficiencies by attempting to restructure its Debentures, renegotiating commitments under licensing agreements, cost cutting and restructuring changes aimed at improving profitability and cash flows, and exploring the sale of certain assets and business units. The Company is also in negotiations with current and prospective lenders relative to additional financing for the Company. There can be no assurance that the Company will be able to satisfactorily restructure its Credit Facility to provide additional financing to the Company.

      On November 10, 2000, the Company's Credit Facility was amended to permanently increase the advance rate percentage applicable to inventory from 50% to 55%, and to waive the Company's non-compliance with the net worth financial covenants under the Credit Facility at July 31, 2000 and to modify these same financial covenants for future periods. In addition, the Credit Facility was further amended to increase the fees that would be payable in the event the Credit Facility is terminated prior to maturity, and also requires the Company to reduce the term loan balance with the senior lender by sixty percent (60%) of the net proceeds from the sale of the Company's vending business assets. The term loan had a balance outstanding of $1.9 million at January 31, 2001. The Company's vending assets represent 1.1% of the total assets of the Company. The adjustment to the advance rate percentage increases the Company's borrowing availability relative to advances on eligible inventory by 5% during the peak season (June 1 to November 30), or approximately $1.1 million, based on current inventory levels. Prior to the amendment, the Company's advance rate applicable to inventory was 50% during the peak season and 55% during the non-peak season (December 1 to May 31).

      The Company had entered into a Convertible Loan Agreement ("Convertible Loan Agreement") dated July 3, 1997, pursuant to which the Company issued the Debentures to Renaissance US Growth & Income Trust PLC ($2.5 million), Renaissance Capital Growth & Income Fund III, Inc. ($2.5 million) and Banc One Capital Partners II, LLC ($10 million). In March 1999, the Company defaulted under certain financial covenants of the Convertible Loan Agreement, and in July 1999 the Company defaulted in the payment of interest due on the Debentures as required by its senior lenders. On October 22, 1999, the Company and the holders of the Debentures entered into a First Amendment to the Convertible Loan Agreement (the "First Amendment") which waived existing defaults under the Convertible Loan Agreement, provided consent to the Company's new senior credit facility, and modified the financial covenants in the Convertible Loan Agreement to conform to the financial covenants in the new senior credit facility. In addition, the First Amendment increased the interest rate from 8.5% to 10.5% per annum, changed the Debentures' final maturity date from June 30, 2004 to December 31, 2000, and adjusted the conversion price from $16 per share to $6 per share of common stock. In connection with the First Amendment, the Company granted the holders of the Debentures a first lien on its 51% interest in its Los Angeles warehouse and a second lien on substantially all its other domestic assets, with the exception of the Company's Chicago warehouse facility. The First Amendment also included limitations on the issuance of stock options to employees, and entitled the holders to two advisory board positions. The First Amendment also provides for permanent board seats proportionate to their ownership interests on an as converted basis, as well as limitations on the total number of board seats, which could have resulted in a change in control of the board if the Debentures were not paid in full by final maturity. The First Amendment also provides for a second reset of the conversion price based on the average closing price of the Company's stock for the month of December 2000, or $0.54865 per share, if the Debentures were not converted or paid in full by final maturity.

      Conversion of the debt under the Debentures into shares of the Company's common stock at the second reset price would result in the issuance to the holders of the Debentures of approximately 26.5 million shares of the Company's common stock and would give the Debenture holders majority ownership (78.2%) of the Company's outstanding common stock based on the number of shares outstanding as of March 9, 2001. In addition, if the Debenture holders exercised their right to request board seats proportionate to their ownership based on an assumed or actual conversion, then the Debenture holders would be entitled to up to 7 board seats based on a maximum of 9 available board positions, which would result in a change in majority control of the Company's board. Certain change of control events including, but not limited to, the acquisition by a person or a group of beneficial ownership directly or indirectly of 50% or more of the voting power of the total outstanding voting stock of the Company, or a change in the composition of the Company's board which would result in the failure of the current board to maintain majority control, would result in an event of default under the Company's Credit Facility. Such default, if not cured, would give the senior lender the right to accelerate demand for payment of the entire amount of the debt outstanding under the Credit Facility.

      Monthly principal payment requirements on the Company's Debentures commenced on June 30, 2000, at a rate of 1% of the outstanding principal balance. The Company defaulted in the payment of monthly principal and interest due under the Debentures beginning in October 2000, and defaulted in the payment of principal and interest totaling $15.1 at final maturity on December 31, 2000, and such defaults continue subject to the accrual of additional interest, until resolved. As a result of the default in the payment of principal and interest on the Debentures, the Company is also in default of certain cross-default covenants of its Credit Facility. In addition, the Company is also in default of financial net worth covenants of its Credit Facility. Because of the defaults under the Credit Facility, the senior lender thereunder currently has the right to accelerate demand for payment of the entire amount of principal, plus accrued and unpaid interest, under the Credit Facility. In the event of the acceleration of the Debentures and/or Credit Facility, the Company has insufficient funds to pay amounts that would then be due and payable. As of January 31, 2001, approximately $19.0 million in borrowings were outstanding under the Credit Facility. As a result of the forgoing, the Company has classified all debt as current until such time as the Company restructures or refinances the Debentures and receives appropriate waivers from the Debenture holders and the senior lender. The Company is in discussions with the senior lender relative to restructuring the financial covenants and obtaining additional borrowings under the Credit Facility. The senior lender has allowed the Company to continue to borrow under the Credit Facility, under the terms of the Credit Facility, and has not exercised any rights or remedies available under the Credit Facility as a result of the defaults.

      On February 26, 2001, the Company reached an agreement in the form of a non-binding term sheet with the holders of its Debentures to restructure and extend the final maturity of the Debentures until December 31, 2002. As part of the restructuring, the holders of the Debentures will not exercise their present right to accelerate demand for payment of the entire amount of debt outstanding under the Debentures, and will relinquish all conversion rights now associated with the Debentures, including without limitation, rights to control board seats. In exchange, the holders of the Debentures will receive warrants to purchase up to 1.5 million shares of the Company's common stock based on the average closing price of the Company's common stock for the 30-day period preceding the closing date of the restructuring. Shareholder approval prior to the issuance of the warrants may be required pursuant to NASD Rule 4350(i)(1)(D). In addition, the holders of the Debentures will receive a subordinate pledge of 65% of the stock of certain subsidiaries of the Company and a second subordinate lien on the Company's Chicago warehouse facility, subject to the consent and approval of the Company's senior lender. The Company must continue to meet periodic principal and interest payment requirements and must comply with certain newly established "EBITDA" financial covenants. The agreement is subject to the payment at closing by the Company of past due principal and interest due under the Debentures totaling approximately $1.6 million. Other terms of the restructuring include the waiver of existing events of default outstanding under the Debentures and promissory notes. The holders of the Debentures have agreed to a standstill until March 30, 2001 in order to allow the parties time to prepare and complete final documentation. The holders of the Debentures may not take legal action against the Company to collect on the debt during the two-year extension period unless the Company fails to make periodic payments or violates the financial covenants. However, there can be no assurance that the Company will be able to satisfactorily restructure the Debentures and resolve the defaults outstanding under the Credit Facility or, that if obtained, that the terms will be as favorable to the Company as those contained in the current credit arrangements. If the Company fails to restructure and extend the Debentures and resolve the defaults outstanding under the Credit Facility, all amounts would be due and payable and the Company has insufficient funds to satisfy such obligations.

      In addition, the Debentures, if restructured pursuant to the term sheet, will call for monthly payments of interest at an interest rate of 10.5% on the outstanding principal balance beginning March 31, 2001 and principal payments of $75,000 per month beginning June 30, 2001 and continuing at this amount through July 31, 2001, followed by monthly principal payments of $150,000 per month beginning August 31, 2001 and continuing thereafter at this amount until final maturity. The remaining unpaid principal balance projected to be approximately $9.9 million plus accrued and unpaid interest will be due at final maturity on December 31, 2002.

      Play By Play Europe previously had credit facilities with three separate banks in Europe that merged into a single entity resulting in a greater concentration of Company's credit arrangements within the surviving bank ("Bank"). To reduce the increased concentration of the Bank's credit risk, the Bank advised the Company that it was progressively reducing its credit commitment to the Company from 1.1 billion pesetas (approximately $6.0 million) at March 31, 2000, to 575 million pesetas (approximately $3.2 million) by November 30, 2000, concurrent with the maturity date of the credit arrangements with the Bank. The Company has secured credit arrangements with the Bank that provide for an aggregate credit commitment of 550 million pesetas (approximately $3.1 million at March 5, 2001) that mature in November 2001. In addition, the Company has secured credit arrangements with nine other banks that provide for aggregate credit commitments of 2.7 billion pesetas (approximately $15.0 million at March 5, 2001). The credit arrangements with the banks consist principally of letter of credit, discounting and revolving loan facilities.

      In February 2001, the Company received a letter of intent to purchase the Company's vending business, and substantially all related assets, for the sale price of $1.25 million, consisting of cash and a seller's note. The Company anticipates closing the transaction in April 2001. The sale of Val Verde Vending is consistent with the Company's previously announced strategy of concentrating on core businesses.

      On November 10, 2000, the Company entered into amendments with Warner Bros. Consumer Products ("Warner Bros.") relative to three significant entertainment character licensing agreements originally scheduled to expire on December 31, 2000. One of the entertainment character licensing agreements, as amended, provides the Company with licensing rights for Looney Tunes characters and other properties for amusement and retail distribution within Europe, Middle East and Africa ("EMEA"), another agreement provides the Company with - worldwide licensing rights for Baby Looney Tunes characters for mass market retail distribution ("BLT"), and the third agreement provides the Company with licensing rights for Looney Tunes and other properties for retail distribution in Latin America ("LA"). The amendments extend the licensing terms of the EMEA and BLT agreements for up to two additional years, and until September 2001 for the LA agreement and the retail distribution portion of the EMEA agreement, and specifically provide for the payment of the remaining balance of the guaranteed minimum royalties due to the licensor over the extended two-year period.

      The aforementioned amendments were conditioned upon the Company obtaining renewals and extensions of the existing surety bonds from Amwest Surety Insurance Company securing payment of substantially all of the guaranteed minimum royalties due under the EMEA and BLT agreements over the amended licensing agreement periods by November 22, 2000. The Company secured renewals and extensions of the surety bonds by the specified deadline as required by the licensor.

      In connection with one of the aforementioned amendments, the Company agreed to modify the terms of an existing warrant agreement with the licensor to purchase up to 100,000 shares of the Company's common stock. The amendment extended the exercise period of the warrant for two additional years and reduced the purchase price per share from $15.4375 to $6.00, effective immediately upon execution of the amendment, and provides for an additional adjustment to the purchase price per share equal to the new Convertible Subordinated Debenture conversion price effective upon the Company's extension or refinancing of its Convertible Subordinated Debentures.

      In January 2001, the Company received notices of termination on several significant entertainment character licensing agreements from Warner Bros. due to the non-payment of past due royalties totaling approximately $3.2 million. On February 5, 2001, the Company secured an agreement with Warner Bros. that preserves the Company's licensing rights under these agreements, and provides for the rescheduling of the payment of royalty obligations on terms more favorable to the Company over the two-year period ended December 31, 2002. The Company has royalty commitments to Warner Bros. totaling approximately $21.4 million. Of this amount, $15.6 million represents minimum guaranteed royalties payable on the above three agreements with Warner Bros. that are payable in quarterly installments totaling approximately $1.5 million beginning March 1, 2001 with a final balloon payment of approximately $6.5 million due and payable on September 30, 2002 pursuant to the recent amendments and payment extensions secured from the licensor. The remaining royalty commitments are generally payable to the licensor on a monthly or quarterly basis as the royalties are earned from sales of licensed merchandise, or at specified dates in the form of advances against minimum guaranteed royalty commitments if the sales are not sufficient during the period to earn out the minimum guaranteed royalties.

      The Company has estimated that projected future revenues over the remaining term of the LA license agreement as recently amended will be insufficient to allow the Company to earn-out the guaranteed minimum royalties advanced or required to be paid to the licensor over the remaining terms of the agreement. Accordingly, the Company recorded a provision totaling $2.4 million in the second quarter of fiscal 2001 for the estimated guaranteed minimum royalty shortfall associated with this license and is reflected in cost of sales in the accompanying consolidated statement of operations.

      In addition to the above commitments, the Company's term loans with its senior lender call for monthly payments of principal and interest totaling approximately $52,000 until final maturity of the first term note on October 31, 2004, and thereafter, monthly payments of principal and interest totaling approximately $17,000 until final maturity of the second term note on October 31, 2006. The Company has various notes payable which call for future minimum payments of principal and interest totaling $198,000 through fiscal year 2002, and the Company's capital lease obligations call for future minimum payments of principal and interest totaling approximately $1.2 million on capital leases that expire at various dates through 2005.

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

INTEREST RATE RISK

      The interest payable on the Company's revolving line-of-credit and term loans under the Credit Facility is variable based on its Lender's prime rate or adjusted Eurodollar rate, and therefore, affected by changes in market interest rates. At January 31, 2001, approximately $19.0 million in borrowings was outstanding under the Credit Facility with a weighted average interest rate of 10.25%.

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

      Net sales in Spain and the United Kingdom reported in U.S. Dollars were $4.7 million and $1.5 million, respectively, for the second quarter of fiscal 2001 and $11.8 million and $5.6 million, respectively, for the first half of fiscal 2001. Total cost of sales for Spain and the United Kingdom reported in U.S. Dollars were $3.2 million and $1.1 million, respectively, for the second quarter of fiscal 2001 and $8.1 million and $3.9 million, respectively, for the first half of fiscal 2001. As a result of the weakening of the Spanish Peseta and British Pound versus the U.S. Dollar, European sales as reported in U.S. Dollars were negatively impacted by the foreign exchange rates, while European cost of sales as reported in U.S. Dollars were positively impacted by the foreign exchange rates. European sales would have increased by approximately $1.0 million and $3.0 million for the second quarter of fiscal 2001 and the first half of fiscal 2001, respectively, and European cost of sales would have increased by approximately $690,000 and $2.1 million for the second quarter of fiscal 2001 and the first half of fiscal 2001, respectively, if the exchange rates had remained constant with the prior year's exchange rates.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      In December 1997, a legal action was instituted against the Company by an individual alleging claims for unfair competition (misappropriation), breach of contract, breach of implied in fact contract, and quasi contract in connection with alleged infringement resulting from the sale of Tornado Taz(TM). The plaintiff seeks to recover the Company's profits on the sale of the toy in question which could be as much as two million dollars or more, or alternatively the plaintiff may seek to recover royalties as a measure of damages. The Company responded by denying the essential allegations of the complaint and by filing counterclaims and by filing a motion for summary judgement. The plaintiff filed motions for summary judgement for dismissal of the claims and counterclaims. On January 21, 1999, a judge in the United States District Court Southern District of New York granted both the defendant's and plaintiff's motions for summary judgement dismissing the claims and counterclaims. On February 19, 1999, the plaintiff filed a notice of appeal with respect to the court's granting the Company's motion for summary judgement. The Company filed a similar notice on February 25, 1999 regarding the granting of the plaintiff's motion for summary judgement. The Court of Appeals reversed the grant of summary judgement against the plaintiff and affirmed the grant of summary judgement against the Company, thus dismissing all of the Company's counterclaims against the plaintiff, thereby remanding the matter back to the United States District Court Southern District of New York for trial. To date, no trial date has been set by the United States District Court. In September 2000, the District Judge allowed the Company to file another motion for summary judgement with the court requesting dismissal of plaintiff's claims against the defendant, which has not been ruled upon by the court.

ITEM 3.       DEFAULT UPON SENIOR SECURITIES

      The Company defaulted in the payment of monthly principal and interest due under the Debentures beginning in October 2000, and defaulted in the payment of principal and interest totaling $15.1 million at final maturity on December 31, 2000, and such defaults continue subject to the accrual of additional interest, until resolved. As a result of the default in the payment of principal and interest on the Debentures, the Company is also in default of certain cross-default covenants of its Credit Facility. In addition, the Company is also in default of financial net worth covenants of its Credit Facility. Because of the defaults under the Credit Facility, the senior lender thereunder currently has the right to accelerate demand for payment of the entire amount of principal, plus accrued and unpaid interest, under the Credit Facility. In the event of the acceleration of the Debentures and/or Credit Facility, the Company has insufficient funds to pay amounts that would then be due and payable. As of January 31, 2001, approximately $19.0 million in borrowings were outstanding under the Credit Facility. As a result of the forgoing, the Company has classified all debt as current until such time as the Company restructures or refinances the Debentures and receives appropriate waivers from the Debenture holders and the senior lender. The Company is in discussions with the senior lender relative to restructuring the financial covenants and obtaining additional borrowings under the Credit Facility. The senior lender has allowed the Company to continue to borrow under the Credit Facility, under the terms of the Credit Facility, and has not exercised any rights or remedies available under the Credit Facility as a result of the defaults.

      As indicated previously, the Company has reached a non-binding agreement with the holders of its Convertible Subordinated Debentures to restructure certain terms of the debentures, under which existing defaults will be waived subject to the payment of past due principal and interest, among other things, at closing.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Annual Meeting of Shareholders of Play By Play Toys & Novelties, Inc. was held on January 29, 2001, for the purpose of electing directors, and approving the appointment of independent auditors. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934 and there was no solicitation in opposition to those nominees of the Board of Directors.

All of the Board of Director's nominees for directors, as listed in the proxy statement, were elected with the number of votes cast for each nominee as follows:

                                         FOR         WITHHELD
                                    -------------  ------------
      Arturo G. Torres                6,671,216      210,587
      Guarione M. Diaz                6,677,682      204,121
      Heriberto "Berto" Guerra, Jr.   6,678,532      203,271

The proposal to appoint Ernst & Young LLP as independent auditors for the Company for the fiscal year ending July 31, 2001, was approved by the following vote:

                         FOR          AGAINST         ABSTAINED
                    ------------    ----------     --------------
                      6,782,478       24,766            74,559

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS
     EXHIBIT
     NUMBER                       DESCRIPTION OF EXHIBITS
    ---------                 -----------------------------

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

   EXHIBIT
   NUMBER                    DESCRIPTION OF EXHIBITS
  ---------              -------------------------------

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

     10.10+ License Agreement dated March 22, 1994 by and between Warner Bros., a division of Time Warner Entertainment, L.P., and the Company (as successor by assignment to Ace Novelty, Inc.) (filed as Exhibit
             10.10 to Form 10-K for the fiscal year ended July 31, 1997), incorporated herein by reference.

     10.11+ License Agreement dated March 22, 1996 by and between Warner Bros., a division of Time Warner Entertainment, L.P., and the Company (as successor by assignment to Ace Novelty, Inc.) (filed as Exhibit
             10.11 to Form 10-K for the fiscal year ended July 31, 1997), incorporated herein by reference.

     10.12+ License Agreement dated September 10, 1997 by and between Warner Bros., a division of Time Warner Entertainment, L.P., and the Company (as successor by assignment to Ace Novelty, Inc.) (filed as
             Exhibit 10.12 to Form 10-K for the fiscal year ended July 31,
             1997), incorporated herein by reference.

     10.13+ License Agreement dated January 1, 1998 by and between Warner Bros., a division of Time Warner Entertainment, L.P. and the Registrant (filed as Exhibit 10.13 to Form 10-Q for the quarter ended January 31, 1998, and incorporated herein by reference).

     10.14+ License Agreement dated January 1, 1998 by and between Warner Bros., a division of Time Warner Entertainment, L.P. and the Registrant (filed as Exhibit 10.14 to Form 10-Q for the quarter ended January 31, 1998, and incorporated herein by reference).

     10.15+ Amendment dated January 14, 1998 to License Agreement dated September 10, 1997 by and between Warner Bros., a division of Time Warner Entertainment, L.P. and the Registrant (filed as Exhibit
             10.15 to Form 10-Q for the quarter ended January 31, 1998, and incorporated herein by reference).

   EXHIBIT
   NUMBER                    DESCRIPTION OF EXHIBITS
  --------                  -------------------------

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

     10.20+ License Agreement dated July 26, 2000 by and between Warner Bros., a division of Time Warner Entertainment, L.P. and the Registrant .

     10.21 Employment agreement dated October 4, 1999, between the Company and Richard R. Neitz.

     10.22+*Amendment dated November 10, 2000 to License Agreement dated January
             1, 1998 by and between Warner Bros., a division of Time Warner Entertainment, L.P. and the Registrant.

     10.23+*Amendment dated November 10, 2000 to License Agreement dated
             September 10, 1997 by and between Warner Bros., a division of Time Warner Entertainment, L.P. and the Registrant.

     10.24+*Amendment dated November 10, 2000 to License Agreement dated January
             1, 1998 by and between Warner Bros., a division of Time Warner Entertainment, L.P. and the Registrant.

     10.25+*Amendment dated November 10, 2000 to License Agreement dated January
             26, 1999 by and between Warner Bros., a division of Time Warner Entertainment, L.P. and the Registrant.

     10.26* Amendment No. 3 to Loan and Security Agreement dated November 10, 2000 by and among Congress Financial Corporation (Southwest), the Company, Ace Novelty Co., Inc., Newco Novelty, Inc., and Friends, Food & Games, Inc.

  EXHIBIT
  NUMBER                DESCRIPTION OF EXHIBITS
  -------             ---------------------------

     10.27* Second Amendment to Convertible Loan Agreement made as of December 29, 2000, by and among the Company, Renaissance Capital Group, Inc., and the Convertible Lenders party to the original Convertible Loan Agreement.

     10.28* Third Amendment to Convertible Loan Agreement made as of January 12, 2001, by and among the Company, Renaissance Capital Group, Inc., and the Convertible Lenders party to the original Convertible Loan Agreement.

     10.29* Fourth Amendment to Convertible Loan Agreement made as of January 26, 2001, by and among the Company, Renaissance Capital Group, Inc., and the Convertible Lenders party to the original Convertible Loan Agreement.

--------------

* Included herewith
+ Confidential treatment has been requested with respect to a portion of this Exhibit.


(B)   REPORTS ON FORM 8-K

      The Company filed a report on Form 8-K, date of event November 28, 2000, regarding the appointment of Richard R. Neitz as President and Chief Operating Officer. The Company also filed a report on Form 8-K, date of event December 1, 2000, regarding the resignation of Manuel Fernandez Barroso from his position as a Director of the Company.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 16th day of March 2001.


                         PLAY BY PLAY TOYS & NOVELTIES, INC.

                                 By: /s/ JOE M. GUERRA
                                         Joe M. Guerra
                                         CHIEF FINANCIAL OFFICER AND TREASURER