Form 10-Q
period 2001-04-30
PLAY BY PLAY TOYS & NOVELTIES INC
filed 2001-06-14
CIK 945276

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)


  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2001


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

   The aggregate number of the Registrant's shares outstanding on June 8, 2001 was 7,395,000 shares of Common Stock, no par value.

================================================================================

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                        PAGE
                                                                      --------
                          PART I. FINANCIAL INFORMATION

 Item 1.  Financial Statements:

             Consolidated Balance Sheets as of April 30, 2001
               (unaudited) and July 31, 2000                              3

             Consolidated Statements of Operations (unaudited)
               for the Three Months and Nine Months Ended
               April 30, 2001 and 2000                                    4

             Consolidated Statements of Cash Flows (unaudited)
               for the Nine Months Ended April 30, 2001 and 2000          5

             Notes to Consolidated Financial Statements (unaudited)       6

 Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                    15

 Item 3.  Quantitative and Qualitative Disclosures About Market Risk     26



                           PART II. OTHER INFORMATION

 Item 1.  Legal Proceedings                                              28

 Item 3.  Default Upon Senior Securities                                 28

 Item 6.  Exhibits and reports on Form 8-K                               30

 SIGNATURES                                                              34

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                           APRIL 30,           JULY 31,
                                                                         -------------      -------------
                                                                             2001               2000
                                                                         -------------      -------------
                                                                          (UNAUDITED)
Current assets:
     Cash and cash equivalents                                           $   2,710,640      $   4,898,838
     Accounts and notes receivable, less allowance for
          doubtful accounts of $7,430,730 and $7,649,799                    20,891,989         32,243,309
     Inventories, net                                                       43,707,158         56,223,075
     Prepaid royalties                                                       4,544,491         11,148,077
     Other prepaid expenses                                                  1,500,024          2,512,308
                                                                         -------------      -------------
          Total current assets                                              73,354,302        107,025,607
Property and equipment, net                                                 20,521,215         25,272,499
Assets Held for Sale, net                                                    1,100,000               --
Goodwill, less accumulated amortization
     of  $2,090,353 and $1,700,187                                          15,540,313         15,930,479
Other assets                                                                 1,296,959          2,001,363
                                                                         -------------      -------------
          Total assets                                                   $ 111,812,789      $ 150,229,948
                                                                         =============      =============

           LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Book overdraft                                                      $   1,467,500      $   1,036,523
     Notes payable to banks                                                 18,865,485         29,556,028
     Long-term debt classified as current                                    1,440,589          1,840,114
     Current maturities of convertible subordinated debentures              14,554,485         14,850,000
     Current maturities of long-term debt                                      532,610            644,217
     Current obligations under capital leases                                  605,309          1,173,571
     Accounts payable, trade                                                25,278,272         27,612,837
     Accrued royalties payable                                              13,975,470         15,200,973
     Other accrued liabilities                                               3,540,768          3,402,027
     Income taxes payable                                                    1,707,143          2,906,103
                                                                         -------------      -------------
          Total current liabilities                                         81,967,631         98,222,393
                                                                         -------------      -------------
LONG-TERM LIABILITIES:
     Obligations under capital leases, net of current maturities               554,708            734,571
                                                                         -------------      -------------
          Total liabilities                                                 82,522,339         98,956,964
                                                                         -------------      -------------

Commitments and contingencies

SHAREHOLDERS' EQUITY:
     Preferred stock - no par value; 10,000,000 shares
          authorized; no shares issued                                            --                 --
     Common stock - no par value; 20,000,000 shares
          authorized; 7,395,000 shares issued                                    1,000              1,000
     Additional paid-in capital                                             71,323,487         71,486,820
     Deferred compensation                                                        --             (198,333)
     Accumulated other comprehensive losses                                 (6,482,974)        (4,279,982)
     Accumulated deficit                                                   (35,551,063)       (15,736,521)
                                                                         -------------      -------------
          Total shareholders' equity                                        29,290,450         51,272,984
                                                                         -------------      -------------
          Total liabilities and shareholders' equity                     $ 111,812,789      $ 150,229,948
                                                                         =============      =============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       THREE MONTHS ENDED,                      NINE MONTHS ENDED,
                                                           APRIL 30,                                 APRIL 30,
                                              ----------------------------------        ----------------------------------
                                                  2001                  2000                2001                 2000
                                              -------------        -------------        -------------        -------------
Net sales                                     $  21,704,549        $  31,258,950        $  84,758,891        $ 107,151,325
Cost of sales                                    17,898,031           22,916,955           65,611,545           74,424,941
                                              -------------        -------------        -------------        -------------
     GROSS PROFIT                                 3,806,518            8,341,995           19,147,346           32,726,384

Selling, general and administrative
  expenses                                        8,861,247           11,708,867           33,470,105           35,021,920
                                              -------------        -------------        -------------        -------------
     OPERATING LOSS                              (5,054,729)          (3,366,872)         (14,322,759)          (2,295,536)

Interest expense                                 (1,879,049)          (1,467,919)          (5,067,663)          (4,565,011)
Interest income                                       7,890               26,723              114,623               65,186
Other income                                       (116,507)             359,857             (141,927)             410,030
                                              -------------        -------------        -------------        -------------

     LOSS BEFORE INCOME TAX                      (7,042,395)          (4,448,211)         (19,417,726)          (6,385,331)
Income tax benefit (provision)                      347,158                 --               (396,816)                --
                                              -------------        -------------        -------------        -------------

     NET LOSS                                 $  (6,695,237)       $  (4,448,211)       $ (19,814,542)       $  (6,385,331)
                                              =============        =============        =============        =============
LOSS PER SHARE:
  Basic                                       $       (0.91)       $       (0.60)       $       (2.68)       $       (0.86)
                                              -------------        -------------        -------------        -------------
  Diluted                                     $       (0.91)       $       (0.60)       $       (2.68)       $       (0.86)
                                              -------------        -------------        -------------        -------------

WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic                                           7,395,000            7,395,000            7,395,000            7,395,000
                                              -------------        -------------        -------------        -------------
  Diluted                                         7,395,000            7,395,000            7,395,000            7,395,000
                                              -------------        -------------        -------------        -------------

               The accompanying notes are an integral part of the
                       consolidated financial statements.

              PLAY BY PLAY TOYS & NOVELTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                 NINE MONTHS ENDED APRIL 30,
                                                               -------------------------------
                                                                   2001               2000
                                                               ------------       ------------
Cash flows from operating activities:
  Net loss                                                     $(19,814,542)      $ (6,385,331)
  Adjustments to reconcile net loss to
   net cash provided by operating activities:
     Depreciation and amortization                                4,767,907          2,333,584
     Provision for doubtful accounts receivable                     571,146            740,641
     Provision for inventory reserve                                (71,041)              --
     Provision for royalty license reserves                       2,371,369               --
     Amortization of deferred compensation                           35,000            105,000
     Loss on sale of property and equipment                          47,297              5,316
     Change in operating assets and liabilities:
       Accounts and notes receivable                             10,780,174          8,572,238
       Inventories                                               12,586,958         14,644,446
       Prepaids and other assets                                  6,823,511         (2,196,265)
       Accounts payable and accrued liabilities                  (4,324,669)       (11,856,813)
       Income taxes payable                                      (1,198,960)         3,371,635
                                                               ------------       ------------
          Net cash provided by operating activities              12,574,150          9,334,451
                                                               ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                          (696,338)        (2,147,093)
  Proceeds from sale of property and equipment                       70,957             75,046
                                                               ------------       ------------
          Net cash used in investing activities                    (625,381)        (2,072,047)
                                                               ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net repayments under Revolving Credit Agreements              (10,690,543)        (3,974,603)
  Proceeds of long-term debt                                           --              297,693
  Repayment of long-term debt                                      (806,647)        (1,293,909)
  Repayment of capital lease obligations                           (867,762)        (1,151,425)
  Increase in book overdraft                                        430,977            500,551
                                                               ------------       ------------
          Net cash used in financing activities                 (11,933,975)        (5,621,693)
                                                               ------------       ------------
EFFECT OF FOREIGN CURRENCY EXCHANGE RATES                        (2,202,992)        (1,301,598)
                                                               ------------       ------------
          Increase (decrease) in cash and cash equivalents       (2,188,198)           339,113
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                  4,898,838          2,345,634
                                                               ------------       ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $  2,710,640       $  2,684,747
                                                               ============       ============

Non-cash financing and investing-activity:
  Capital leases incurred                                      $    119,637       $    335,446
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

3.  INVENTORIES

      Inventories are comprised of the following:

                                       APRIL 30, 2001     JULY 31, 2000
                                      ----------------   ---------------
    Purchased for resale                $43,305,207        $55,686,257
    Operating supplies                      401,951            536,818
                                        -----------        -----------
              Total                     $43,707,158        $56,223,075
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

5.  SUBSEQUENT EVENT

      On May 23, 2001, the Company received notification from the holders of its Convertible Debentures of demand for immediate payment of all amounts outstanding under its Convertible Debentures. The unpaid principal and interest due and payable under the Debentures, which matured on December 31, 2000, totals approximately $15.7 million. The Company currently does not have sufficient funds to satisfy such obligations. The Company's failure to satisfy these obligations may result in the exercise by the holders of the Debentures of their rights and remedies under the Loan Agreement, including, but not limited to, the contractual right to control the Company's Board and the right to convert their debt into the Company's common stock at the average closing stock price for the month of December 2000, which would give the holders majority ownership of the Company's stock. However, the holders of the Debentures are precluded by an agreement with the senior lender from taking legal action against the Company or its assets to satisfy the debt due under the Debentures for a period of up to 180 days from the date of receipt of the notification without the consent of the senior lender. Subsequent to May 23, 2001, the Company engaged in discussions with the holders of the Debentures and requested that they consider the withdrawal of the notice of demand for payment in exchange for a proposal from the Company to either restructure and extend the final maturity of the Debentures, or purchase the entire amount of debt outstanding under the Debentures on a discounted basis. The Company and the holders of the Debentures could not reach an agreement on this matter; however, the Company submitted the proposals to the holders of the Debentures. To date, the Company has not received a response from the holders of the Debentures relative to the Company's restructuring or buyout proposals. There can be no assurance that the Company will be able to satisfactorily restructure or extend the final maturity of the Debentures, or that if obtained, the terms will be as favorable to the Company as those contained in the current credit arrangements. See Footnote No. 8 Long-term Debt for additional details.

      On May 1, 2001, the Company received a Nasdaq Staff Determination indicating the Company's securities would be delisted from The Nasdaq National Market, effective with the open of business on May 2, 2001. The Company's common stock currently trades on the OTC Bulletin Board. The Company previously disclosed that on March 1, 2001 it had received a Nasdaq Staff Determination indicating the Company no longer complied with the continued listing requirements of The Nasdaq Stock Market, and that its securities were therefore, subject to being delisted from the Nasdaq National Market. Specifically, the Company did not meet the continued listing requirements of NASD Marketplace Rule 4450(a)(5), as the Company's stock has failed to maintain a minimum bid price of $1.00 per share for the required 30 consecutive days. Furthermore, the Company's common stock failed to maintain a minimum market value of public float of $5 million for 30 consecutive days as required by NASD Marketplace Rule 4450(a)(2). The Company exercised its right to appeal the Staff Determination and requested a hearing before a Nasdaq Listing Qualifications Panel. The hearing occurred on April 5, 2001, and the May 1, 2001 Nasdaq Staff Determination was the culmination of this hearing.

      The delisting of the Company's common stock from the Nasdaq National Market may adversely affect existing shareholders' ability to sell their shares, and the Company's ability to obtain equity financing may be reduced.

      The Company learned from a press release dated June 8, 2001, that the District Court of Lancaster County, Nebraska, had entered an Order of Liquidation of Amwest Surety Insurance Company. The court appointed a liquidator who was authorized to take possession and control of all assets of Amwest Surety Insurance Company and administer them under the general supervision of the court. The court further entered orders enjoining all persons from instituting or continuing the prosecution of any legal action or proceeding against Amwest Surety Insurance Company, its assets or policyholders, or any threatened or contemplated action that might lessen the value of assets of Amwest Surety Insurance Company or prejudice the rights of policyholders, creditors, shareholders or the administration of any proceeding involving Amwest Surety Insurance Company. The Company is unable to determine what impact, if any, that this matter will have on existing surety bonds from Amwest Surety Insurance Company securing payment of substantially all of the guaranteed minimum royalties due under the Company's EMEA and BLT licensing agreements with Warner Bros. Consumer Products.

6.  FORWARD CONTRACTS

      During the quarter ended April 30, 2001, the Company's European subsidiary entered into two foreign exchange hedging contracts relative to certain payments arising out of its foreign operations and denominated in a currency other than its functional currency. The Company does not enter into these contracts for speculative purposes. At April 30, 2001, the Company had three forward exchange contracts outstanding, which will settle in July, August and October 2001. The notional value of the three outstanding contracts at issuance was approximately $2.0 million, $3.0 million and $1.5 million, respectively. At April 30, 2001, there was an unrealized gain of $35,552, net of tax of $19,144, under the contracts, which has been recorded in other comprehensive loss. There were no realized hedging gains or losses from settlement of contracts in the third quarter of fiscal 2001.

7.  LICENSES

      On November 10, 2000, the Company entered into amendments with Warner Bros. Consumer Products ("Warner Bros.") relative to three significant entertainment character licensing agreements originally scheduled to expire on December 31, 2000. One of the entertainment character licensing agreements, as amended, provides the Company with licensing rights for Looney Tunes characters and other properties for amusement and retail distribution within Europe, Middle East and Africa ("EMEA"), the second agreement provides the Company with worldwide licensing rights for Baby Looney Tunes characters for mass market retail distribution ("BLT"), and the third agreement provides the Company with licensing rights for Looney Tunes and other properties for retail distribution in Latin America ("LA"). The amendments extend the licensing terms of the EMEA and BLT agreements for up to two additional years, and until September 2001 for the LA agreement and the retail distribution portion of the EMEA agreement, and specifically provide for the payment of the remaining balance of the guaranteed minimum royalties due to the licensor over the extended two-year period.

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

      In January 2001, the Company received notices of termination on several significant entertainment character licensing agreements from Warner Bros. due to the non-payment of past due royalties totaling approximately $3.2 million. On February 5, 2001, the Company secured an agreement with Warner Bros. that preserves the Company's licensing rights under these agreements, and provides for the rescheduling of the payment of royalty obligations on terms more favorable to the Company over the two-year period ended December 31, 2002. The Company has royalty commitments to Warner Bros. totaling approximately $20.7 million. Of this amount, $13.9 million represents minimum guaranteed royalties payable on the above three agreements with Warner Bros. that are payable in quarterly installments totaling approximately $1.5 million beginning March 1, 2001 with a final balloon payment of approximately $6.5 million due and payable on September 30, 2002 pursuant to the recent amendments and payment extensions secured from the licensor. The remaining royalty commitments are generally payable to the licensor on a monthly or quarterly basis as the royalties are earned from sales of licensed merchandise, or at specified dates in the form of advances against minimum guaranteed royalty commitments if the sales are not sufficient during the period to earn out the minimum guaranteed royalties.

      The Company has estimated that projected future revenues over the remaining term of the LA license agreement, as recently amended, will be insufficient to allow the Company to earn-out the guaranteed minimum royalties advanced or required to be paid to the licensor over the remaining term of the agreement. Accordingly, the Company recorded a provision totaling $2.4 million in the second quarter of fiscal 2001 for the estimated guaranteed minimum royalty shortfall associated with this license and is reflected in cost of sales in the accompanying consolidated statement of operations.

8.  LONG-TERM DEBT

      The Company had entered into a Convertible Loan Agreement ("Convertible Loan Agreement") dated July 3, 1997, pursuant to which the Company issued $15 million of Convertible Subordinated Debentures ("Debentures") to Renaissance US Growth & Income Trust PLC ($2.5 million), Renaissance Capital Growth & Income Fund III, Inc. ($2.5 million) and Banc One Capital Partners II, LLC ($10 million). In March 1999, the Company defaulted under certain financial covenants of the Convertible Loan Agreement, and in July 1999 the Company defaulted in the payment of interest due on the Debentures as required by its senior lenders. On October 22, 1999, the Company and the holders of the Debentures entered into a First Amendment to the Convertible Loan Agreement (the "First Amendment") which waived existing defaults under the Convertible Loan Agreement, provided consent to the Company's new senior credit facility, and modified the financial covenants in the Convertible Loan Agreement to conform to the financial covenants in the new senior Credit Facility ("Credit Facility"). In addition, the First Amendment increased the interest rate from 8.5% to 10.5% per annum, changed the Debentures' final maturity date from June 30, 2004 to December 31, 2000, and adjusted the conversion price from $16 per share to $6 per share of common stock, as well as, a second reset of the conversion price based on the average closing price of the Company's stock for the month of December 2000, or $0.54865 per share, if the Debentures were not converted or paid in full by final maturity. In connection with the First Amendment, the Company granted the holders of the Debentures a first lien on its 51% interest in its Los Angeles warehouse and a second lien on substantially all its other domestic assets, with the exception of the Company's Chicago warehouse facility. The First Amendment also included limitations on the issuance of stock options to employees, and entitled the holders to two advisory board positions and provided for permanent board seats proportionate to their ownership interests on an as converted basis, as well as limitations on the total number of board seats.

      Conversion of the debt under the Debentures into shares of the Company's common stock at the second reset price would result in the issuance to the holders of the Debentures of approximately 26.5 million shares of the Company's common stock and would give the Debenture holders majority ownership (78.2%) of the Company's outstanding common stock based on the number of shares outstanding as of June 8, 2001. In addition, if the Debenture holders exercised their right to request board seats proportionate to their ownership based on an assumed or actual conversion, then the Debenture holders would be entitled to up to 7 board seats based on a maximum of 9 available board positions, which would result in a change in majority control of the Company's board. Certain change of control events including, but not limited to, the acquisition by a person or a group of beneficial ownership directly or indirectly of 50% or more of the voting power of the total outstanding voting stock of the Company, or a change in the composition of the Company's board which would result in the failure of the current board to maintain majority control, would result in an event of default under the Credit Facility. Such default, would give the senior lender the right to accelerate demand for payment of the entire amount of debt outstanding under the Credit Facility.

      Monthly principal payment requirements on the Debentures commenced on June 30, 2000, at the rate of 1% of the outstanding principal balance. In October 2000, the Company defaulted in the payment of monthly principal and interest due under the Debentures, and defaulted in the payment of principal and interest totaling $15.1 million at final maturity on December 31, 2000. Such default remains uncured as of June 8, 2001, and is subject to the accrual of additional interest, until resolved. On February 26, 2001, the Company reached an agreement in the form of a non-binding term sheet with the holders of the Debentures to restructure and extend the final maturity of the Debentures until December 31, 2002. To allow the parties time to secure necessary approvals and consents to the agreement, the holders of the Debentures agreed to a series of standstill agreements that expired on April 30, 2001. No additional extensions of the standstill period have been secured. The agreement was subject, in part, to the payment at closing by the Company of past due principal and interest under the Debentures totaling approximately $1.6 million. As a result of defaults outstanding under the Credit Facility, the Company is prohibited from making payments of principal or interest to subordinated creditors without the consent of its senior lender. The Company was unable to secure the senior lender's consent to the payment of past due principal and interest on the Debentures as called for in the agreement, and the Company was unable to complete the agreement with the holders of the Debentures. On May 23, 2001, the Company received notice of demand for payment from the holders of the Debentures of the entire amount of debt due under the Debentures. The Company currently does not have sufficient funds to satisfy these obligations. The Company's failure to satisfy these obligations may result in the exercise by the holders of the Debentures of their rights and remedies under the Loan Agreement. However, the holders of the Debentures are precluded by an agreement with the senior lender from taking legal action against the Company or its assets to satisfy the debt under the Debentures for a period of up to 180 days from the date of receipt of the notification without the consent of the senior lender. Subsequent to May 23, 2001, the Company engaged in discussions with the holders of the Debentures and requested that they consider the withdrawal of the notice of demand for payment in exchange for a proposal from the Company to either restructure and extend the final maturity of the Debentures, or purchase the entire amount of debt outstanding under the Debentures on a discounted basis. The Company and the holders of the Debentures could not reach an agreement on this matter; however, the Company submitted the proposals to the holders of the Debentures. To date, the Company has not received a response from the holders of the Debentures relative to the Company's restructuring or buyout proposals. There can be no assurance that the Company will be able to satisfactorily restructure or extend the final maturity of the Debentures, or that if obtained, the terms will be as favorable to the Company as those contained in the current credit arrangements.

      As a result of the default in the payment of principal and interest on the Debentures, the Company is also in default of certain cross-default covenants of its Credit Facility. In addition, in the second quarter of fiscal year 2001, the Company violated financial net worth covenants of its Credit Facility, and such defaults remain uncured. Because of the defaults under the Credit Facility, the senior lender currently has the right to accelerate demand for payment of the entire amount of principal, plus accrued and unpaid interest, under the Credit Facility. In the event the senior lender elects to accelerate demand for payment of the amounts outstanding under the Credit Facility, the Company would not have sufficient funds to pay amounts that would then be due and payable. As of April 30, 2001, approximately $20.6 million in borrowings were outstanding under the Credit Facility. Accordingly, the Company has classified all debt as current until such time as the Company restructures or refinances the Debentures and receives appropriate waivers from the lenders. Additionally, the Company has accrued interest on amounts outstanding under the Credit Facility and the Debentures at the default rates stated in the respective credit agreements for the default periods; however, neither lender has made demand for payment of interest at the default rates. The Company is current in the payment of interest at the non-default rates on the Credit Facility. The Company is in discussions with the senior lender relative to restructuring the financial covenants and obtaining additional borrowings under the Credit Facility. The senior lender has allowed the Company to continue to borrow under the Credit Facility, under the terms of the Credit Facility, and has not exercised any rights or remedies available under the Credit Facility as a result of the defaults. There can be no assurance that the Company will be able to satisfactorily restructure or extend the final maturity of the Debentures and resolve the defaults outstanding under the Credit Facility or, that if obtained, that the terms will be as favorable to the Company as those contained in the current credit arrangements.

      On November 10, 2000, the Credit Facility was amended to increase the advance rate percentage applicable to inventory from 50% to 55%, and to waive the Company's non-compliance with the net worth financial covenants under the Credit Facility at July 31, 2000. The adjustment to the inventory advance rate percentage increased the Company's borrowing availability relative to advances on eligible inventory by 5% during the peak season (June 1 to November 30), or approximately $1.0 million, based on current inventory levels. Prior to the amendment, the inventory advance rate was 50% during the peak season and 55% during the non-peak season (December 1 to May 31). In May 2001, the senior lender advised the Company that a recently completed appraisal of its inventory by a third party firm indicated that it failed to support the 55% advance rate during the non-peak season. As a result, the inventory advance rate percentage will be reduced from 55% to 50% during the non-peak season resulting in the loss of approximately $1.0 million in borrowing availability, based on current inventory levels. In addition, the Credit Facility was further amended to increase the fees that would be payable in the event the Credit Facility is terminated prior to maturity, and also requires the Company to reduce the senior term loan balance by sixty percent (60%) of the net proceeds from the sale of the Company's vending business. Approximately $1.8 million was outstanding under the senior term loan at April 30, 2001.

      Play By Play Europe previously had credit facilities with three separate banks in Europe that merged into a single entity resulting in a greater concentration of Company's credit arrangements within the surviving bank ("Bank"). To reduce the increased concentration of the Bank's credit risk, the Bank advised the Company that it was progressively reducing its credit commitment to the Company from 1.1 billion pesetas (approximately $6.0 million) at March 31, 2000, to 575 million pesetas (approximately $3.2 million) by November 30, 2000, concurrent with the maturity date of the credit arrangements with the Bank. The Company has secured credit arrangements with the Bank that provide for an aggregate credit commitment of 550 million pesetas (approximately $2.9 million at April 30, 2001) that mature in November 2001. In addition, the Company has secured credit arrangements with ten other banks that provide for aggregate credit commitments of 2.7 billion pesetas (approximately $14.7 million at April 30, 2001). The credit arrangements with the banks consist principally of letter of credit, discounting and revolving loan facilities.

9.  COMPREHENSIVE LOSS

      The Company's comprehensive loss is comprised of net loss and foreign currency translation adjustments. The components of comprehensive loss are as follows:

                                          THREE MONTHS ENDED APRIL 30,               NINE MONTHS ENDED APRIL 30,
                                        ---------------------------------         ---------------------------------
                                            2001                 2000                 2001                 2000
                                        ------------         ------------         ------------         ------------
    Net loss                            $ (6,695,237)        $ (4,448,211)        $(19,814,542)        $ (6,385,331)
    Unrealized gain (loss) on
      forward contracts                      (52,846)                --                 17,180                 --
    Foreign currency
      translation adjustment                  (3,955)            (172,468)          (2,202,992)          (1,301,598)
                                        ------------         ------------         ------------         ------------

    Comprehensive loss                  $ (6,752,038)        $ (4,620,679)        $(22,000,354)        $ (7,686,929)
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

      The calculations of basic and diluted loss per share for the three and nine month periods ended April 30, 2001 and 2000 are as follows:


                                                                        THREE MONTHS ENDED APRIL 30,
                                              ----------------------------------------------------------------------------------
                                                               2001                                         2000
                                              ---------------------------------------    ---------------------------------------
                                                                  Common       Per                           Common        Per
                                                  Loss            Shares       Share         Loss            Shares       Share
                                              ---------------------------------------    ---------------------------------------
BASIC EPS:
As reported                                   $ (6,695,237)       7,395,000    $(0.91)   $ (4,448,211)       7,395,000    $(0.60)

EFFECT OF DILUTIVE SECURITIES:
Options                                               --               --                                         --       --
Warrants                                              --               --                                         --       --
Convertible Subordinated Debentures                   --               --                                         --       --
                                              ---------------------------------------    ---------------------------------------
DILUTED EPS:                                  $ (6,695,237)       7,395,000    $(0.91)   $ (4,448,211)       7,395,000    $(0.60)
                                              =======================================    =======================================

                                                                           NINE MONTHS ENDED APRIL 30,
                                              ----------------------------------------------------------------------------------
                                                               2001                                         2000
                                              ---------------------------------------    ---------------------------------------
                                                                  Common       Per                           Common        Per
                                                  Loss            Shares       Share         Loss            Shares       Share
                                              ---------------------------------------    ---------------------------------------
BASIC EPS:
As reported                                   $(19,814,542)       7,395,000    $(2.68)   $ (6,385,331)       7,395,000    $(0.86)

EFFECT OF DILUTIVE SECURITIES:
Options                                               --               --                                         --       --
Warrants                                              --               --                                         --       --
Convertible Subordinated Debentures                   --               --                                         --       --
                                              ---------------------------------------    ---------------------------------------
DILUTED EPS:                                  $(19,814,542)       7,395,000    $(2.68)   $ (6,385,331)       7,395,000    $(0.86)
                                              =======================================    =======================================

      During the three months ended April 30, 2001 and 2000, and the nine months ended April 30, 2001 and 2000, the Company had various amounts of common stock options and warrants outstanding which were not included in the diluted earnings per share calculation because the options and warrants would have been anti-dilutive. In addition, the assumed conversion of the Debentures into the Company's common stock at April 30, 2001 was not included in the diluted earnings per share calculation because it would have been anti-dilutive.

11.  DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

      In fiscal 1999, the Company adopted SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information", which establishes reporting standards for the way public companies report information about operating business segments in annual and interim reports. While the Company is organized and managed internally by sales and operating divisions, revenues are segmented between amusement and retail distribution channels.

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

Information about revenue segments is presented below.

                                                    REVENUE SEGMENTS
                                AMUSEMENT                RETAIL                  OTHER                   TOTAL
                               ------------           ------------            ------------           ------------
THREE MONTHS ENDED
APRIL 30, 2001
Net sales                      $ 18,874,870           $  1,642,225            $  1,187,454           $ 21,704,549
Cost of sales                    14,826,527              2,385,851                 685,653             17,898,031
                               ------------           ------------            ------------           ------------
Gross profit                      4,048,343               (743,626)                501,801              3,806,518

THREE MONTHS ENDED
APRIL 30, 2000
Net sales                      $ 24,836,205           $  5,183,177            $  1,239,568           $ 31,258,950
Cost of sales                    17,568,906              4,428,915                 919,134             22,916,955
                               ------------           ------------            ------------           ------------
Gross profit                      7,267,299                754,262                 320,434              8,341,995

NINE MONTHS ENDED
APRIL 30, 2001
Net sales                      $ 66,311,405           $ 14,455,689            $  3,991,797           $ 84,758,891
Cost of sales                    51,347,056             12,101,349               2,163,140             65,611,545
                               ------------           ------------            ------------           ------------
Gross profit                     14,964,349              2,354,340               1,828,657             19,147,346

NINE MONTHS ENDED
APRIL 30, 2000
Net sales                      $ 74,815,760           $ 28,484,810            $  3,850,755           $107,151,325
Cost of sales                    50,989,492             21,289,736               2,145,713             74,424,941
                               ------------           ------------            ------------           ------------
Gross profit                     23,826,268              7,195,074               1,705,042             32,726,384


The following are net sales by geographic areas for the three and nine months ended April 30:

                                   THREE MONTHS ENDED APRIL 30,                   NINE MONTHS ENDED APRIL 30,
                               -----------------------------------            -----------------------------------
                                   2001                   2000                    2001                   2000
                               ------------           ------------            ------------           ------------
Domestic                       $ 13,311,768           $ 21,239,441            $ 51,091,926           $ 69,943,080
International                     7,329,698              8,708,010              24,731,322             26,275,421
Latin America                     1,063,083              1,311,499               8,935,643             10,932,824
                               ------------           ------------            ------------           ------------
                               $ 21,704,549           $ 31,258,950            $ 84,758,891           $107,151,325


Indentifiable Assets:

                                 APRIL 30,               JULY 31,
                                   2001                   2000
                               ------------           ------------
Domestic                       $ 62,690,257           $ 99,496,109
Foreign                          49,122,532             50,733,839
                               ------------           ------------
                               $111,812,789           $150,229,948


12. ASSETS HELD FOR SALE

      In February 2001, the Company received a letter of intent from an unrelated third party to purchase the Company's vending business, and substantially all related assets, for the sale price of $1.25 million, consisting of cash and a seller's note. The Company anticipates closing the transaction in June 2001. The Company's vending assets represent 1.0% of the total assets of the Company.

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

GENERAL

      The Company's principal business is to design, develop, market and distribute stuffed toys and novelty items based on licensed entertainment characters and trademarks. The Company also designs, develops, markets and distributes electronic toys and non-licensed stuffed toys and novelties. While the Company is organized and managed internally by sales and operating divisions, revenues are segmented and reported in two reportable business segments, amusement and retail. The Company's amusement sales operations involve the sale of products to customers in amusement markets for use principally as redemption prizes, and the retail sales operations involve the sale of products to customers in retail markets for resale to their customers. The Company's toy operations accounted for 94.5% and 95.3% of net sales for third quarter of fiscal 2001 and fiscal 2000, respectively, and 95.3% and 96.4% of net sales for the first nine months of fiscal 2001 and fiscal 2000, respectively.

      Most of the Company's international toy sales are made in European countries by the Company's subsidiaries Play-By-Play Europe, S.A. located in Valencia, Spain and by Play-By-Play U.K. Ltd. located in Doncaster, England. To date, the cost of most direct shipment sales from third-party manufacturers to international customers has been borne by Play-By-Play Europe and have been denominated in United States dollars. Accordingly, the Company is exposed to foreign currency risk from the shipment date until receipt of payment. Substantially all other sales by such subsidiaries are transacted in Spanish pesetas or British pounds, their functional currencies, and therefore any gain or loss on currency translation is reported as a component of Shareholders' Equity on the Company's consolidated financial statements. In addition, the Company faces similar risk on inventory purchases from third-party manufacturers by the Company's European subsidiaries. These transactions are also denominated in United States dollars so foreign currency risk exists from the time that the subsidiaries are notified of the shipment until payment is made.

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

      Net sales in Spain and the United Kingdom reported in U.S. Dollars were $5.1 million and $2.3 million, respectively, for the third quarter of fiscal 2001 and $16.9 million and $7.8 million, respectively, for the first nine months of fiscal 2001. Total cost of sales in Spain and the United Kingdom reported in U.S. Dollars were $3.0 million and $2.1 million, respectively, for the third quarter of fiscal 2001 and $11.8 million and $6.1 million, respectively, for the first nine months of fiscal 2001. As a result of the continued weakness of the Spanish Peseta and British Pound versus the U.S. Dollar, European sales as reported in U.S. Dollars were negatively impacted by the foreign exchange rates, while European cost of sales as reported in U.S. Dollars were positively impacted by the foreign exchange rates. European sales would have increased by approximately $1.1 million and $3.9 million for the third quarter of fiscal 2001 and the first nine months of fiscal 2001, respectively, and European cost of sales would have increased by approximately $754,000 and $2.7 million for the third quarter of fiscal 2001 and the first nine months of fiscal 2001, respectively, if the exchange rates had remained constant with the prior year's exchange rates.

      The third quarter and nine months ended April 30, 2001 have proven challenging for the Company. Liquidity issues and declining sales continued to impact the Company. The Company's liquidity situation remains tight and available borrowings under the Company's revolving credit facilities are limited. The Company is aggressively reducing inventory levels to improve cash flows and reduce the Company's warehouse capacity requirements. These inventory reductions have impacted the Company's overall margins and results of operations due to reduced pricing necessary to stimulate sales. The liquidity situation may impact the Company's ability to source merchandise with certain vendors which may restrict terms and tighten credit policies toward the Company.

      On December 31, 2000, the Company defaulted in the payment of principal and interest due at final maturity under its Convertible Debentures, and on May 23, 2001 the Company received notice of demand for payment of all amounts due and payable under the Debentures. The Company does not have sufficient funds to satisfy the obligations under the Debentures. During the period subsequent to final maturity, the Company has been engaged in, and remains in, discussions with the holders of the Debentures relative to restructuring and extending the final maturity of the debentures, or purchase the entire amount of debt outstanding under the Debentures on a discounted basis. To date, the Company has been unable to secure an agreement satisfactory to the Company, the Debenture Holders and its senior lenders. There can be no assurance that the Company will be able to satisfactorily restructure or extend the final maturity of the Debentures, or that if obtained, the terms will be as favorable to the Company as those contained in the current credit arrangements.

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

      The Company's overall sales have declined from the same period a year ago, in both the Company's amusement and retail operations. With respect to the Company's amusement sales operations, international amusement sales have increased over the comparable period a year ago; however, domestic amusement sales have declined from the prior year, resulting in an overall decline in amusement sales on a consolidated basis. While liquidity issues have impacted the Company's sales activities due to such things as fulfillment delays and reduced orders from customers concerned about the Company's financial situation, amusement industry issues such as slowing attendance at arcades and family fun centers, a maturing crane and arcade industry, increased competition, the absence of "hit" licensed properties in the current season and softening demand for Looney Tunes and Pokemon merchandise have impacted the Company's amusement sales.

      The Company has experienced increased competition for entertainment character licensing opportunities in part due to the Company's financial situation. The Company faces significant liquidity demands to service the guaranteed royalty commitments on three particular licensing agreements with Warner Bros. Consumer Products over the next two calendar years. As indicated previously, the Company has negotiated more favorable extended payment terms of these guaranteed royalties; however, the negative impact on the Company's liquidity is compounded by the fact that sales of merchandise under these license agreements have not performed to levels required to enable the Company to generate the cash flows necessary to service the guaranteed royalty commitments.

      Management's goal is to return the Company to profitability. However, the current liquidity situation requires the Company to take actions to improve liquidity and cash flows that will impact near term profitability. The Company is on an aggressive cost reduction and restructuring plan which has included significant personnel cuts, facility downsizings and closures, and the elimination of non-producing or non-core business units. During the first nine months of the current fiscal year, the Company eliminated a significant number of positions on a worldwide basis, closed its Miami, Florida, and Woodinville, Washington distribution centers and consolidated its New York City office and showroom into a single facility. In the past several months, the Company has aggressively reduced temporary third party storage arrangements further reducing the Company's operating costs. The Company ceased finishing production operations at its distribution center in San Antonio, Texas, during the third quarter concentrating these activities at distribution centers in Los Angeles, California and Chicago, Illinois. The Company is also actively pursuing the reduction of distribution capacity at its San Antonio, Texas and Los Angeles, California distribution centers.

RESULTS OF OPERATIONS

      The following unaudited table sets forth the Company's results of operations and results of operations as a percentage of net sales for the periods indicated below:

                                             THREE MONTHS ENDED                       NINE MONTHS ENDED
                                   -------------------------------------     --------------------------------------
                                                  APRIL 30,                                APRIL 30,
                                   -------------------------------------     --------------------------------------
                                         2001                  2000                2001                 2000
                                   ----------------     ----------------     ----------------     -----------------
                                      $         %          $         %         $          %         $          %
                                   ------    ------     ------    ------     ------    ------     ------     ------
Net sales                            21.7     100.0%      31.3     100.0%      84.8     100.0%     107.2      100.0%
Cost of sales                        17.9      82.5%      22.9      73.3%      65.6      77.4%      74.4       69.5%
                                   ------    ------     ------    ------     ------    ------     ------     ------
Gross profit                          3.8      17.5%       8.3      26.7%      19.1      22.6%      32.7       30.5%
Selling, general and
     administrative expenses          8.9      40.8%      11.7      37.5%      33.5      39.5%      35.0       32.7%
                                   ------    ------     ------    ------     ------    ------     ------     ------
Operating loss                       (5.1)    -23.3%      (3.4)    -10.8%     (14.3)    -16.9%      (2.3)      -2.1%
Interest expense                     (1.9)     -8.7%      (1.5)     -4.7%      (5.1)     -6.0%      (4.6)      -4.3%
Interest income                       0.0       0.0%       0.0       0.1%       0.1       0.1%       0.1        0.1%
Other income                         (0.1)     -0.5%       0.4       1.2%      (0.1)     -0.2%       0.4        0.4%
Income tax benefit (provision)        0.3       1.6%       0.0       0.0%      (0.4)     -0.5%       0.0        0.0%
                                   ------    ------     ------    ------     ------    ------     ------     ------
Net loss                             (6.7)    -30.8%      (4.4)    -14.2%     (19.8)    -23.4%      (6.4)      -6.0%
                                   ======    ======     ======    ======     ======    ======     ======     ======

THREE MONTHS ENDED APRIL 30, 2001 AND 2000


                            AMUSEMENT                                   RETAIL                             TOTAL TOY SALES
                -----------------------------------       -----------------------------------    ---------------------------------
                            APRIL 30,                                  APRIL 30,                              APRIL 30,
                -----------------------------------       -----------------------------------    ---------------------------------
                 2001      2000     CHANGE       %          2001      2000    CHANGE      %        2001    2000     CHANGE     %
                -----    ------    ------   -------       ------     -----    -----   -------    ------    -----    -----   ------
Net sales        18.9      24.8      (6.0)    -24.0%         1.6       5.2     (3.5)    -68.3%     20.5     30.0     (9.5)   -31.7%
Cost of sales    13.7      17.6      (3.8)    -21.8%         3.5       4.4     (1.0)    -21.5%     17.2     22.0     (4.8)   -21.8%
                -----    ------    ------   -------       ------     -----    -----   -------    ------    -----    -----   ------
Gross profit      5.1       7.3      (2.1)    -29.3%        (1.8)      0.8     (2.6)   -343.4%      3.3      8.0     (4.7)   -58.8%
                =====    ======    ======                 ======     =====    =====              ======    =====    ======

      NET SALES. Net sales for the three months ended April 30, 2001 were $21.7 million, a decrease of 30.6%, or $9.6 million, from $31.3 million in the comparable period in fiscal 2000. The decrease in net sales was primarily attributable to a decrease in the Company's worldwide amusement net sales of 24.0%, or $6.0 million, to $18.9 million, and a decrease in the Company's worldwide retail net sales of 68.3%, or $3.5 million, to $1.6 million over the comparable period in fiscal 2000. The decrease in amusement sales in the third quarter occurred principally within the Company's domestic markets and was concentrated within the Company's crane and arcade and parks and carnivals customer base. Domestic amusement sales continue to be impacted by softening demand for Looney Tunes and Pokemon merchandise, as well as, reduced pricing related to the Company's inventory reduction efforts. The Company further believes that the decrease in domestic amusement, and in particular, in crane and arcade was related to a number of industry factors including increased competition, a maturing market and slowing attendance at arcades and family fun centers. Decreases in domestic amusement sales were partially offset by increases in international amusement sales, while Latin American amusement sales remained relatively flat. Retail sales for the third quarter were down primarily due to a decline in sales of licensed plush at mass market retail and licensed feature plush, which the Company believes is an industry wide problem. Domestic net toy sales for the third quarter of fiscal 2001 compared to the third quarter of fiscal 2000 decreased 38.1%, or $7.8 million, to $12.7 million. International net toy sales decreased 15.8%, or $1.4 million, to $7.3 million, due in large part to continued weakness in the Spanish Peseta and the British Pound, the functional currencies of the Company's European subsidiaries, versus the U.S. Dollar, and Latin America net toy sales decreased 39.0%, or $314,000, to $491,000.

      Net toy sales to amusement customers for the third quarter of fiscal 2001 and fiscal 2000 were $18.9 million and $24.8 million, respectively, which accounted for 87.0% and 79.4%, respectively, of the Company's net sales. The decrease of 24.0%, or $6.0 million, is primarily attributable to decreased sales of licensed plush of 19.8%, or $3.8 million, to $15.2 million, from $19.0 million, decreased sales of non-licensed plush toys of 45.3%, or $1.9 million, to $2.3 million, from $4.2 million, and decreased sales of novelty items of 18.2%, or $294,000, to $1.3 million, from the comparable period in fiscal 2000.

      Net toy sales to retail customers for the third quarter of fiscal 2001 and fiscal 2000 were $1.6 million and $5.2 million, respectively, which accounted for 7.6% and 16.9%, respectively, of the Company's net sales. The 68.3%, or $3.5 million, decrease in net sales to retail customers from the third quarter of fiscal 2000 to the third quarter of fiscal 2001 is attributable to a decrease in sales of licensed electronic toys of 93.1%, or $1.8 million, to $133,000, from $1.9 million, a decrease in sales of licensed plush of 53.3%, or $1.6 million, to $1.4 million, from $3.1 million. Sales of non-licensed electronic toys remained relatively flat.

      Net sales of licensed products for the third quarter of fiscal 2001 were $16.8 million, a decrease of 30.3%, or $7.3 million, from $24.2 million in the comparable period of fiscal 2000. The decrease in licensed product sales was primarily attributable to softening demand for Looney Tunes and Pokemon merchandise. Net sales of licensed plush toys accounted for $16.7 million, or 81.3%, of the Company's net toy sales for the third quarter of fiscal 2001 compared to $22.1 million, or 73.6%, of the Company's net toy sales, in the comparable period of fiscal 2000. Within licensed products, sales of Looney Tunes and Pokemon merchandise accounted for $6.2 million and $1.6 million, or 30.3% and 7.7%, of the Company's net toy sales for the third quarter of fiscal 2001 compared to $10.6 million and $6.8 million, or 34.4% and 21.9%, in the comparable period of fiscal 2000.

      Net sales of non-licensed products for the third quarter of fiscal 2001 decreased 37.1%, or $2.2 million, to $3.7 million, from $5.9 million in the comparable period of fiscal 2000. This decrease is primarily attributable to a decrease in sales of non-licensed plush of $1.9 million and a decrease in sales of non-licensed novelty items of $294,000.

      GROSS PROFIT. Gross profit decreased 54.4%, or $4.5 million, to $3.8 million for the third quarter of fiscal 2001 from $8.3 million in the comparable period of fiscal 2000. This decrease was principally due to the lower overall sales as compared to the same period a year ago, as well as from reduced margins on sales made within the Company's domestic and Latin American amusement division in connection with the Company's inventory reduction and liquidity improvement efforts and the Company's worldwide retail division, partially offset by increased margins on the Company's international amusement sales. In addition, in the third quarter of fiscal 2001, the Company wrote-off the balance of a prepaid royalty totaling $523,000 related to a retail toy licensing agreement for the "My Best Friend Doll" product line that the Company is no longer developing or marketing, and recorded a write-down totaling $900,000 related to certain slow moving merchandise. Gross profit as a percentage of net sales decreased to 17.5% for the third quarter of fiscal 2001 from 26.7% in the comparable period in fiscal 2000.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased approximately 24.3%, or $2.8 million, to $8.9 million for the third quarter of fiscal 2001 from $11.7 million in the comparable period in fiscal 2000. This decrease is primarily attributable to decreased labor costs of $917,000, decreased advertising expenses including trade shows of $596,000, decreased product development costs of $331,000, decreased bad debt expense of $553,000, and decreased occupancy costs of $259,000, offset by increased depreciation and amortization of $230,000 related principally to the amortization of costs related to the Company's ERP system. These cost reductions are related to the Company's ongoing cost reduction efforts. As a percentage of net sales, selling, general and administrative expenses increased to 40.8% for the third quarter of fiscal 2001 from 37.5% in the comparable period in fiscal 2000.

      INTEREST EXPENSE. Interest expense increased approximately $411,000 for the third quarter of fiscal 2001 as compared to the same period a year ago. The increase in interest expense reflects the accrual of interest at the default rates specified in the respective credit agreements for amounts outstanding under the Credit Facility and the Convertible Debentures totaling $590,000, and increases in the interest rates on loan amounts outstanding under the Company's Credit Facility, offset by decreased borrowings outstanding under the Company's lines of credit.

      OTHER INCOME AND EXPENSE. Other income and expense decreased approximately $476,000 for the third quarter of fiscal 2001 as compared to the same period a year ago due to fluctuations in foreign exchange rates.

      INCOME TAX BENEFIT. Income tax benefit for the third quarter of fiscal 2001 reflects benefits realized by the Company's foreign subsidiaries. The Company recorded no tax expense for the third quarter of fiscal 2000 due to the net loss for the period and the utilization of available net operating loss carryforwards to offset tax on taxable income in certain foreign jurisdictions.

NINE MONTHS ENDED APRIL 30, 2001 AND 2000

                          AMUSEMENT                             RETAIL                               TOTAL TOY SALES
                -------------------------------    -----------------------------------     ------------------------------------
                          APRIL 30,                            APRIL 30,                                APRIL 30,
                -------------------------------    -----------------------------------     ------------------------------------
                 2001    2000    CHANGE     %       2001     2000     CHANGE       %       2001      2000     CHANGE       %
                ------  ------   -----   ------    ------    -----    -----     ------     -----    ------    ------    -------
Net sales         66.3    74.8    (8.5)   -11.4%     14.5     28.5    (14.0)     -49.3%     80.8     103.3     (22.5)     -21.8%
Cost of sales     50.3    51.0    (0.7)    -1.4%     13.2     21.3     (8.1)     -38.0%     63.4      72.3      (8.8)     -12.2%
                ------  ------   -----   ------    ------    -----    -----     ------     -----    ------    ------    -------
Gross profit      16.1    23.8    (7.8)   -32.6%      1.3      7.2     (5.9)     -82.5%     17.3      31.0     (13.7)     -44.2%
                ======  ======   =====             ======    =====    =====                =====    ======    ======

      NET SALES. Net sales for the nine months ended April 30, 2001 were $84.8 million, a decrease of 20.9%, or $22.4 million, from $107.2 million in the comparable period in fiscal 2000. The decrease in net sales was primarily attributable to a decrease in the Company's worldwide amusement net sales of 11.4%, or $8.5 million, to $66.3 million, and a decrease in the Company's worldwide retail net sales of 49.3%, or $14.0 million, to $14.5 million over the comparable period in fiscal 2000. The decrease in amusement sales in the first nine months of fiscal 2001 occurred principally within the Company's domestic markets and was concentrated within the Company's crane and arcade, parks and carnivals, and premiums customer base. Domestic amusement sales continue to be impacted by softening demand for Looney Tunes and Pokemon merchandise, as well as, reduced pricing related to the Company's inventory reduction efforts. The Company further believes that the decrease in domestic amusement, and in particular, in crane and arcade was related to a number of industry factors including increased competition, a maturing market and slowing attendance at arcades and family fun centers. In addition, the Company's sales to fundraising customers decreased due to product fulfillment issues caused by the Company's liquidity situation. Decreases in domestic amusement sales were partially offset by increases in international amusement sales, while Latin American amusement sales decreased slightly. Retail sales for the first nine months of fiscal 2001 were down primarily due to a decline in sales of licensed plush at mass market retail and licensed feature plush, which the Company believes is an industry wide problem. Domestic net toy sales for the first nine months of fiscal 2001 compared to the first nine months of fiscal 2000 decreased 27.6%, or $18.7 million, to $49.1 million. International net toy sales decreased 5.9%, or $1.5 million to $24.7 million, in part due to continued weakness in the Spanish Peseta and the British Pound, the functional currencies of the Company's European subsidiaries, versus the U.S. Dollar, and Latin America net toy sales decreased 24.7%, or $2.3 million, to $6.9 million.

      Net toy sales to amusement customers for the first nine months of fiscal 2001 and fiscal 2000 were $66.3 million and $74.8 million, respectively, which accounted for 78.2% and 69.8%, respectively, of the Company's net sales. The decrease of 11.4%, or $8.5 million, is primarily attributable to decreased sales of novelty items of 40.2%, or $4.5 million, to $6.7 million, from $11.2 million, and decreased sales of licensed plush toys of 8.4%, or $3.8 million, to $41.0 million, from $44.8 million in the comparable period in fiscal 2000.

      Net toy sales to retail customers for the first nine months of fiscal 2001 and fiscal 2000 were $14.5 million and $28.5 million, respectively, which accounted for 17.1% and 26.6%, respectively, of the Company's net sales. The 49.3%, or $14.0 million, decrease in net sales to retail customers from the first nine months of fiscal 2000 to the first nine months of fiscal 2001 is attributable to a decrease in sales of licensed electronic toys of 79.6%, or $6.3 million, to $1.6 million, from $7.9 million, a decrease in sales of licensed plush of 29.9%, or $5.1 million, to $11.9 million, from $17.0 million, a decrease in sales of non-licensed electronic toys of 69.3%, or $1.7 million, to $759,000, from $2.5 million, and a decrease in sales of Play-FACES(R) of 86.9%, or $915,000, to $138,000, from $1.1 million.

      Net sales of licensed products for the first nine months of fiscal 2001 were $54.7 million, a decrease of 22.7%, or $16.1 million, from $70.8 million in the comparable period of fiscal 2000. The decrease in licensed product sales was primarily attributable to softening demand for Looney Tunes merchandise. Net sales of licensed plush toys accounted for $52.9, or 65.6%, of the Company's net toy sales for the first nine months of fiscal 2001 compared to $61.8, or 59.8%, of the Company's net toy sales, in the comparable period of fiscal 2000. Within licensed products, sales of Looney Tunes and Pokemon merchandise accounted for $21.1 million and $11.4 million, or 26.1% and 14.1%, of the Company's net toy sales for the first nine months of fiscal 2001 compared to $37.2 million and $6.8 million, or 35.4% and 6.5%, in the comparable period of fiscal 2000.

      Net sales of non-licensed products for the first nine months of fiscal 2001 decreased 19.9%, or $6.5 million, to $26.1 million, from $32.5 million in the comparable period of fiscal 2000. This decrease is primarily attributable to a decrease in sales of novelty items of $4.5 million and a decrease in sales of non-licensed electronic toys of $1.7 million.

      GROSS PROFIT. Gross profit decreased 41.5%, or $13.6 million, to $19.1 million for the first nine months of fiscal 2001 from $32.7 million in the comparable period of fiscal 2000 due to lower overall sales as compared to the same period a year ago. Gross profit was also impacted by reduced margins on sales made within the Company's domestic and Latin American amusement divisions in connection with the Company's inventory reduction and liquidity improvement efforts, and the Company's domestic and Latin American retail divisions, partially offset by increased margins on the Company's international amusement and retail sales. In addition, the Company recorded a charge of $2.4 million in the second quarter relative to a recently amended licensing agreement with Warner Bros. that the Company anticipates it will be unable to earn out over the remaining term of the agreement, and in the third quarter of fiscal 2001, the Company wrote-off the balance of a prepaid royalty totaling $523,000 related to a retail toy licensing agreement for the "My Best Friend Doll" product line that the Company is no longer developing or marketing, and recorded a write-down totaling $900,000 related to certain slow moving merchandise. Gross profit as a percentage of net sales decreased to 22.6% for the first nine months of fiscal 2001 from 30.5% in the comparable period in fiscal 2000.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased approximately 4.4%, or $1.6 million, to $33.5 million for the first nine months of fiscal 2001 from $35.0 million in the comparable period in fiscal 2000. A $1.7 million charge was recorded in the second quarter of fiscal 2001 to write-down vending business assets that are held for sale to net realizable value. Excluding this charge, selling, general and administrative expenses decreased approximately 9.4%, or $3.3 million, to $31.7 million for the first nine months of fiscal 2001. This decrease is primarily attributable to decreased advertising expenses including trade shows of $2.7 million, decreased labor costs of $410,000, and decreased occupancy costs of $310,000, offset by losses totaling $450,000 related to the settlement of certain litigation pending against the Company and non-insured product damage losses, increased legal and professional fees of $613,000 related principally to litigation and other legal matters, and increased depreciation and amortization of $734,000 related principally to the amortization of costs related to the Company's ERP system. The decrease in selling, general and administrative expenses is the result of the Company's ongoing cost reduction efforts, including reduced operating costs related to the Company's direct marketing business which was discontinued in July 2000. Selling, general and administrative expenses as a percentage of net sales increased to 37.4% for the first nine months of fiscal 2001 from 32.7% in the comparable period in fiscal 2000.

      INTEREST EXPENSE. Interest expense increased $502,000, to $5.1 million, for the first nine months of fiscal 2001 from $4.6 million in the comparable period of fiscal 2000. The increase in interest expense reflects the accrual of interest at the default rates specified in the respective credit agreements for amounts outstanding under the Credit Facility and the Convertible Debentures totaling $590,000, and increases in the interest rates on loan amounts outstanding under the Company's Credit Facility, offset by decreased borrowings outstanding under the Company's lines of credit.

      OTHER INCOME AND EXPENSE. Other income and expense decreased approximately $552,000 for the first nine months of fiscal 2001 as compared to the same period a year ago due to fluctuations in foreign exchange rates.

      INCOME TAX PROVISION. Income tax expense for the first nine months of fiscal 2001 reflects income taxes on the taxable income of certain of the Company's foreign subsidiaries. The Company recorded no tax expense for the first nine months of fiscal 2000 due to the net loss for the period and the utilization of available net operating loss carryforwards to offset tax on taxable income in certain foreign jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

      At April 30, 2001, the Company had a working capital deficit of $8.6 million compared to working capital of $8.8 million at July 31, 2000. Generally, the Company satisfies its capital requirements and seasonal working capital needs with cash flows primarily from borrowings and operations. The Company's primary capital needs have consisted of repayment of indebtedness, funding for inventory, property, plant and equipment, customer receivables, letters of credit, licensing agreements, international expansion and business acquisitions.

      The Company's operating activities provided net cash of $12.6 million and $9.3 million in the first nine months of fiscal 2001 and 2000, respectively. The cash flow from operations in the first nine months of fiscal 2001 was primarily affected by decreases in inventory, accounts receivable and prepaids, and increases in accounts payable and accrued liabilities.

      Net cash used in investing activities during the first nine months of fiscal 2001 and 2000 was $625,000 and $2.1 million, respectively. For the first nine months of fiscal 2001, net cash used in investing activities consisted of $696,000 of expenditures for property and equipment. In the first nine months of fiscal 2000, net cash used in investing activities consisted principally of the purchase of property and equipment of $2.1 million, including $1.2 million for costs related to implementation of the Company's enterprise resource planning system and $293,000 for vending equipment.

      Financing activities used net cash of $11.9 million and $5.6 million during the first nine months of fiscal 2001 and fiscal 2000, respectively. During the first nine months of fiscal 2001, the Company received aggregate advances of $57.2 million under, and made repayments of $67.9 million on, its Credit Facility, and reduced the principal on its term loans by $310,000. During the first nine months of fiscal 2000, the Company received aggregate advances of $59.0 million under, and made repayments of $62.9 million on, its credit facilities, and reduced the principal on its term loans by $1.3 million.

      The Company has borrowed substantially all of its availability under its Credit Facility. Thus, any future losses or other capital needs could require the Company to seek additional financing from public or private issuance of debt and/or equity or from asset sales. The Company may not be able to complete any such financing or asset sales or, if so, on terms favorable to the Company. Any equity financing could result in dilution to existing shareholders.

      The Company is in discussions with its senior lender relative to restructuring the Credit Facility to provide increased borrowing availability. The Company's cash flows are highly dependent on future sales and collections of receivables generated from sales and borrowings under the Company's senior Credit Facility and other revolving credit facilities. If the Company is unable to restructure and extend the Debentures and resolve defaults outstanding under the Credit Facility, the senior lender could exercise rights and remedies under the Loan Agreement. As such, the Company's liquidity is dependent on the senior lender's willingness to continue to provide advances to the Company under the Credit Facility. In the absence of this willingness by the senior lender, the Company would not have sufficient liquidity to meet its obligations and would be required to seek protection from its creditors. As indicated, the Company is also attempting to address its liquidity deficiencies by attempting to restructure its Debentures, renegotiating commitments under licensing agreements, cost cutting and restructuring changes aimed at improving profitability and cash flows, and the sale of certain assets and business units. There can be no assurance that the Company will be able to satisfactorily restructure its Credit Facility to provide additional financing to the Company.

      The Company had entered into a Convertible Loan Agreement ("Convertible Loan Agreement") dated July 3, 1997, pursuant to which the Company issued the Debentures to Renaissance US Growth & Income Trust PLC ($2.5 million), Renaissance Capital Growth & Income Fund III, Inc. ($2.5 million) and Banc One Capital Partners II, LLC ($10 million). In March 1999, the Company defaulted under certain financial covenants of the Convertible Loan Agreement, and in July 1999 the Company defaulted in the payment of interest due on the Debentures as required by its senior lenders. On October 22, 1999, the Company and the holders of the Debentures entered into a First Amendment to the Convertible Loan Agreement (the "First Amendment") which waived existing defaults under the Convertible Loan Agreement, provided consent to the Company's new senior credit facility, and modified the financial covenants in the Convertible Loan Agreement to conform to the financial covenants in the new senior credit facility. In addition, the First Amendment increased the interest rate from 8.5% to 10.5% per annum, changed the Debentures' final maturity date from June 30, 2004 to December 31, 2000, and adjusted the conversion price from $16 per share to $6 per share of common stock, as well as, a second reset of the conversion price based on the average closing price of the Company's stock for the month of December 2000, or $0.54865 per share, if the Debentures were not converted or paid in full by final maturity. In connection with the First Amendment, the Company granted the holders of the Debentures a first lien on its 51% interest in its Los Angeles warehouse and a second lien on substantially all its other domestic assets, with the exception of the Company's Chicago warehouse facility. The First Amendment also included limitations on the issuance of stock options to employees, and entitled the holders to two advisory board positions and provided for permanent board seats proportionate to their ownership interests on an as converted basis, as well as limitations on the total number of board seats.

      Conversion of the debt under the Debentures into shares of the Company's common stock at the second reset price would result in the issuance to the holders of the Debentures of approximately 26.5 million shares of the Company's common stock and would give the Debenture holders majority ownership (78.2%) of the Company's outstanding common stock based on the number of shares outstanding as of June 8, 2001. In addition, if the Debenture holders exercised their right to request board seats proportionate to their ownership based on an assumed or actual conversion, then the Debenture holders would be entitled to up to 7 board seats based on a maximum of 9 available board positions, which would result in a change in majority control of the Company's board. Certain change of control events including, but not limited to, the acquisition by a person or a group of beneficial ownership directly or indirectly of 50% or more of the voting power of the total outstanding voting stock of the Company, or a change in the composition of the Company's board which would result in the failure of the current board to maintain majority control, would result in an event of default under the Company's Credit

Facility. Such default, would give the senior lender the right to accelerate demand for payment of the entire amount of debt outstanding under the Credit Facility.

      Monthly principal payment requirements on the Debentures commenced on June 30, 2000, at the rate of 1% of the outstanding principal balance. In October 2000, the Company defaulted in the payment of monthly principal and interest due under the Debentures, and defaulted in the payment of principal and interest totaling $15.1 million at final maturity on December 31, 2000. Such default remains uncured as of June 8, 2001, and is subject to the accrual of additional interest, until resolved. On February 26, 2001, the Company reached an agreement in the form of a non-binding term sheet with the holders of the Debentures to restructure and extend the final maturity of the Debentures until December 31, 2002. To allow the parties time to secure necessary approvals and consents to the agreement, the holders of the Debentures agreed to a series of standstill agreements that expired on April 30, 2001. No additional extensions of the standstill period have been secured. The agreement was subject, in part, to the payment at closing by the Company of past due principal and interest under the Debentures totaling approximately $1.6 million. As a result of defaults outstanding under the Credit Facility, the Company is prohibited from making payments of principal or interest to subordinated creditors without the consent of its senior lender. The Company was unable to secure the senior lender's consent to the payment of past due principal and interest on the Debentures as called for in the agreement, and the Company was unable to complete the agreement with the holders of the Debentures. On May 23, 2001, the Company received notice of demand for payment from the holders of the Debentures of the entire amount of debt due under the Debentures. The Company currently does not have sufficient funds to satisfy these obligations. The Company's failure to satisfy these obligations may result in the exercise by the holders of the Debentures of their rights and remedies under the Loan Agreement. However, the holders of the Debentures are precluded by an agreement with the senior lender from taking legal action against the Company or its assets to satisfy the debt under the Debentures for a period of up to 180 days from the date of receipt of the notification without the consent of the senior lender. Subsequent to May 23, 2001, the Company engaged in discussions with the holders of the Debentures and requested that they consider the withdrawal of the notice of demand for payment in exchange for a proposal from the Company to either restructure and extend the final maturity of the Debentures, or purchase the entire amount of debt outstanding under the Debentures on a discounted basis. The Company and the holders of the Debentures could not reach an agreement on this matter; however, the Company submitted the proposals to the holders of the Debentures. To date, the Company has not received a response from the holders of the Debentures relative to the Company's restructuring or buyout proposals. There can be no assurance that the Company will be able to satisfactorily restructure or extend the final maturity of the Debentures, or that if obtained, the terms will be as favorable to the Company as those contained in the current credit arrangements.

      As a result of the default in the payment of principal and interest on the Debentures, the Company is also in default of certain cross-default covenants of its Credit Facility. In addition, in the second quarter of fiscal year 2001, the Company violated financial net worth covenants of its Credit Facility, and such defaults remain uncured. Because of the defaults under the Credit Facility, the senior lender currently has the right to accelerate demand for payment of the entire amount of principal, plus accrued and unpaid interest, under the Credit Facility. In the event the senior lender elects to accelerate demand for payment of the amounts outstanding under the Credit Facility, the Company would not have sufficient funds to pay amounts that would then be due and payable. As of April 30, 2001, approximately $20.6 million in borrowings were outstanding under the Credit Facility. Accordingly, the Company has classified all debt as current until such time as the Company restructures or refinances the Debentures and receives appropriate waivers from the lenders. Additionally, the Company has accrued interest on amounts outstanding under the Credit Facility and the Debentures at the default rates stated in the respective credit agreements for the default periods; however, neither lender has made demand for payment of interest at the default rates. The Company is current in the payment of interest at the non-default rates on the Credit Facility. The Company is in discussions with the senior lender relative to restructuring the financial covenants and obtaining additional borrowings under the Credit Facility. The senior lender has allowed the Company to continue to borrow under the Credit Facility, under the terms of the Credit Facility, and has not exercised any rights or remedies available under the Credit Facility as a result of the defaults. There can be no assurance that the Company will be able to satisfactorily restructure or extend the final maturity of the Debentures and resolve the defaults outstanding under the Credit Facility or, that if obtained, that the terms will be as favorable to the Company as those contained in the current credit arrangements.

      On November 10, 2000, the Credit Facility was amended to increase the advance rate percentage applicable to inventory from 50% to 55%, and to waive the Company's non-compliance with the net worth financial covenants under the Credit Facility at July 31, 2000. The adjustment to the inventory advance rate percentage increased the Company's borrowing availability relative to advances on eligible inventory by 5% during the peak season (June 1 to November 30), or approximately $1.0 million, based on current inventory levels. Prior to the amendment, the inventory advance rate was 50% during the peak season and 55% during the non-peak season (December 1 to May 31). In May 2001, the senior lender advised the Company that a recently completed appraisal of its inventory by a third party firm indicated that it failed to support the 55% advance rate during the non-peak season. As a result, the inventory advance rate percentage will be reduced from 55% to 50% during the non-peak season resulting in the loss of approximately $1.0 million in borrowing availability, based on current inventory levels. In addition, the Credit Facility was further amended to increase the fees that would be payable in the event the Credit Facility is terminated prior to maturity, and also requires the Company to reduce the senior term loan balance by sixty percent (60%) of the net proceeds from the sale of the Company's vending business. Approximately $1.8 million was outstanding under the senior term loan at April 30, 2001.

      Play By Play Europe previously had credit facilities with three separate banks in Europe that merged into a single entity resulting in a greater concentration of Company's credit arrangements within the surviving bank ("Bank"). To reduce the increased concentration of the Bank's credit risk, the Bank advised the Company that it was progressively reducing its credit commitment to the Company from 1.1 billion pesetas (approximately $6.0 million) at March 31, 2000, to 575 million pesetas (approximately $3.2 million) by November 30, 2000, concurrent with the maturity date of the credit arrangements with the Bank. The Company has secured credit arrangements with the Bank that provide for an aggregate credit commitment of 550 million pesetas (approximately $2.9 million at April 30, 2001) that mature in November 2001. In addition, the Company has secured credit arrangements with ten other banks that provide for aggregate credit commitments of 2.7 billion pesetas (approximately $14.7 million at April 30, 2001). The credit arrangements with the banks consist principally of letter of credit, discounting and revolving loan facilities.

      In February 2001, the Company received a letter of intent from an unrelated third party to purchase the Company's vending business, and substantially all related assets, for the sale price of $1.25 million, consisting of cash and a seller's note. The Company anticipates closing the transaction in June 2001. The Company's vending assets represent 1.0% of the total assets of the Company. The sale of Val Verde Vending is consistent with the Company's previously announced strategy of concentrating on core businesses.

      On November 10, 2000, the Company entered into amendments with Warner Bros. Consumer Products ("Warner Bros.") relative to three significant entertainment character licensing agreements originally scheduled to expire on December 31, 2000. One of the entertainment character licensing agreements, as amended, provides the Company with licensing rights for Looney Tunes characters and other properties for amusement and retail distribution within Europe, Middle East and Africa ("EMEA"), the second agreement provides the Company with - worldwide licensing rights for Baby Looney Tunes characters for mass market retail distribution ("BLT"), and the third agreement provides the Company with licensing rights for Looney Tunes and other properties for retail distribution in Latin America ("LA"). The amendments extend the licensing terms of the EMEA and BLT agreements for up to two additional years, and until September 2001 for the LA agreement and the retail distribution portion of the EMEA agreement, and specifically provide for the payment of the remaining balance of the guaranteed minimum royalties due to the licensor over the extended two-year period.

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

      In January 2001, the Company received notices of termination on several significant entertainment character licensing agreements from Warner Bros. due to the non-payment of past due royalties totaling approximately $3.2 million. On February 5, 2001, the Company secured an agreement with Warner Bros. that preserves the Company's licensing rights under these agreements, and provides for the rescheduling of the payment of royalty obligations on terms more favorable to the Company over the two-year period ended December 31, 2002. The Company has royalty commitments to Warner Bros. totaling approximately $20.7 million. Of this amount, $13.9 million represents minimum guaranteed royalties payable on the above three agreements with Warner Bros. that are payable in quarterly installments totaling approximately $1.5 million beginning March 1, 2001 with a final balloon payment of approximately $6.5 million due and payable on September 30, 2002 pursuant to the recent amendments and payment extensions secured from the licensor. The remaining royalty commitments are generally payable to the licensor on a monthly or quarterly basis as the royalties are earned from sales of licensed merchandise, or at specified dates in the form of advances against minimum guaranteed royalty commitments if the sales are not sufficient during the period to earn out the minimum guaranteed royalties.

      The Company has estimated that projected future revenues over the remaining term of the LA license agreement as recently amended will be insufficient to allow the Company to earn-out the guaranteed minimum royalties advanced or required to be paid to the licensor over the remaining term of the agreement. Accordingly, the Company recorded a provision totaling $2.4 million in the second quarter of fiscal 2001 for the estimated guaranteed minimum royalty shortfall associated with this license and is reflected in cost of sales in the accompanying consolidated statement of operations.

      In addition to the above commitments, the Company's term loans with its senior lender call for monthly payments of principal and interest totaling approximately $52,000 until final maturity of the first term note on October 31, 2004, and thereafter, monthly payments of principal and interest totaling approximately $17,000 until final maturity of the second term note on October 31, 2006. The Company has various notes payable which call for future minimum payments of principal and interest totaling $160,000 through fiscal year 2002, and the Company's capital lease obligations call for future minimum payments of principal and interest totaling approximately $909,000 on capital leases that expire at various dates through 2005.

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

INTEREST RATE RISK

      The interest payable on the Company's revolving line-of-credit and term loans under the Credit Facility is variable based on its Lender's prime rate, and therefore, affected by changes in market interest rates. At April 30, 2001, approximately $20.6 million in borrowings was outstanding under the Credit Facility with a weighted average interest rate of 9.0%.

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

      Net sales in Spain and the United Kingdom reported in U.S. Dollars were $5.1 million and $2.3 million, respectively, for the third quarter of fiscal 2001 and $16.9 million and $7.8 million, respectively, for the first nine months of fiscal 2001. Total cost of sales in Spain and the United Kingdom reported in U.S. Dollars were $3.0 million and $2.1 million, respectively, for the third quarter of fiscal 2001 and $11.8 million and $6.1 million, respectively, for the first nine months of fiscal 2001. As a result of the continued weakness of the Spanish Peseta and British Pound versus the U.S. Dollar, European sales as reported in U.S. Dollars were negatively impacted by the foreign exchange rates, while European cost of sales as reported in U.S. Dollars were positively impacted by the foreign exchange rates. European sales would have increased by approximately $1.1 million and $3.9 million for the third quarter of fiscal 2001 and the first nine months of fiscal 2001, respectively, and European cost of sales would have increased by approximately $754,000 and $2.7 million for the third quarter of fiscal 2001 and the first nine months of fiscal 2001, respectively, if the exchange rates had remained constant with the prior year's exchange rates.

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

ITEM 3.       DEFAULT UPON SENIOR SECURITIES

      The Company defaulted in the payment of monthly principal and interest due under the Convertible Debentures beginning in October 2000, and defaulted in the payment of principal and interest totaling $15.1 million at final maturity on December 31, 2000, and such defaults remain uncured subject to the accrual of additional interest, until resolved. On May 23, 2001, the Company received notice of demand for payment from the holders of the Debentures of the entire amount of debt due under the Debentures. The Company currently does not have sufficient funds to satisfy these obligations. The Company's failure to satisfy these obligations may result in the exercise by the holders of the Debentures of their rights and remedies under the Loan Agreement. However, the holders of the Debentures are precluded by an agreement with the senior lender from taking legal action against the Company or its assets to satisfy the debt under the Debentures for a period of up to 180 days from the date of receipt of the notification without the consent of the senior lender. Subsequent to May 23, 2001, the Company engaged in discussions with the holders of the Debentures and requested that they consider the withdrawal of the notice of demand for payment in exchange for a proposal from the Company to either restructure and extend the final maturity of the Debentures, or purchase the entire amount of debt outstanding under the Debentures on a discounted basis. The Company and the holders of the Debentures could not reach an agreement on this matter; however, the Company submitted the proposals to the holders of the Debentures. To date, the Company has not received a response from the holders of the Debentures relative to the Company's restructuring or buyout proposals. There can be no assurance that the Company will be able to satisfactorily restructure or extend the final maturity of the Debentures, or that if obtained, the terms will be as favorable to the Company as those contained in the current credit arrangements.

      As a result of the default in the payment of principal and interest on the Debentures, the Company is also in default of certain cross-default covenants of its Credit Facility. In addition, in the second quarter of fiscal year 2001, the Company violated financial net worth covenants of its Credit Facility, and such defaults remain uncured. Because of the defaults under the Credit Facility, the senior lender currently has the right to accelerate demand for payment of the entire amount of principal, plus accrued and unpaid interest, under the Credit Facility. In the event the senior lender elects to accelerate demand for payment of the amounts outstanding under the Credit Facility, the Company would not have sufficient funds to pay amounts that would then be due and payable. As of April 30,

2001, approximately $20.6 million in borrowings were outstanding under the Credit Facility. Accordingly, the Company has classified all debt as current until such time as the Company restructures or refinances the Debentures and receives appropriate waivers from the lenders. Additionally, the Company has accrued interest on amounts outstanding under the Credit Facility and the Debentures at the default rates stated in the respective credit agreements for the default periods; however, neither lender has made demand for payment of interest at the default rates. The Company is current in the payment of interest at the non-default rates on the Credit Facility. The Company is in discussions with the senior lender relative to restructuring the financial covenants and obtaining additional borrowings under the Credit Facility. The senior lender has allowed the Company to continue to borrow under the Credit Facility, under the terms of the Credit Facility, and has not exercised any rights or remedies available under the Credit Facility as a result of the defaults. There can be no assurance that the Company will be able to satisfactorily restructure or extend the final maturity of the Debentures and resolve the defaults outstanding under the Credit Facility or, that if obtained, that the terms will be as favorable to the Company as those contained in the current credit arrangements.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 A) EXHIBITS
    EXHIBIT
    NUMBER                    DESCRIPTION OF EXHIBITS
 -----------   -----------------------------------------------------------------

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

    EXHIBIT
    NUMBER             DESCRIPTION OF EXHIBITS
   ---------   -----------------------------------------------------------------

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

     EXHIBIT
     NUMBER      DESCRIPTION OF EXHIBITS
    ---------  -----------------------------------------------------------------

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

     10.20+ License Agreement dated July 26, 2000 by and between Warner Bros., a division of Time Warner Entertainment, L.P. and the Registrant .

     10.21 Employment agreement dated October 4, 1999, between the Company and Richard R. Neitz.

     10.22+ Amendment dated November 10, 2000 to License Agreement dated January 1, 1998 by and between Warner Bros., a division of Time Warner Entertainment, L.P. and the Registrant.

     10.23+ Amendment dated November 10, 2000 to License Agreement dated September 10, 1997 by and between Warner Bros., a division of Time Warner Entertainment, L.P. and the Registrant.

     10.24+ Amendment dated November 10, 2000 to License Agreement dated January 1, 1998 by and between Warner Bros., a division of Time Warner Entertainment, L.P. and the Registrant.

     10.25+ Amendment dated November 10, 2000 to License Agreement dated January 26, 1999 by and between Warner Bros., a division of Time Warner Entertainment, L.P. and the Registrant.

     10.26 Amendment No. 3 to Loan and Security Agreement dated November 10, 2000 by and among Congress Financial Corporation (Southwest), the Company, Ace Novelty Co., Inc., Newco Novelty, Inc., and Friends, Food & Games, Inc.

     EXHIBIT
     NUMBER            DESCRIPTION OF EXHIBITS
    --------   -----------------------------------------------------------------

     10.27 Second Amendment to Convertible Loan Agreement made as of December 29, 2000, by and among the Company, Renaissance Capital Group, Inc., and the Convertible Lenders party to the original Convertible Loan Agreement.

     10.28 Third Amendment to Convertible Loan Agreement made as of January 12, 2001, by and among the Company, Renaissance Capital Group, Inc., and the Convertible Lenders party to the original Convertible Loan Agreement.

     10.29 Fourth Amendment to Convertible Loan Agreement made as of January 26, 2001, by and among the Company, Renaissance Capital Group, Inc., and the Convertible Lenders party to the original Convertible Loan Agreement.

-------------------
* Included herewith
+ Confidential treatment has been requested with respect to a portion of this Exhibit.



(B)   REPORTS ON FORM 8-K

      The Company filed a report on Form 8-K, date of event March 1, 2001, regarding the appointment of Tomas Duran as Chief Executive Officer.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of June 2001.



                                PLAY BY PLAY TOYS & NOVELTIES, INC.

                                By: /s/ JOE M. GUERRA
                                    -----------------------------------
                                        Joe M. Guerra
                                          CHIEF FINANCIAL OFFICER AND TREASURER